Form 10QSB
period 1996-06-30
GULFSTAR INDUSTRIES INC
filed 1996-10-16
CIK 820789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended June 30, 1996                Commission File No. 33-16736


    GULFSTAR INDUSTRIES, INC. (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      23-2442288
-------------------------------------    ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


20505 U.S. 19N. #12-283, CLEARWATER, FL                     34624
-------------------------------------    ---------------------------------------
(Address of principal executive offices)                  (Zip Code)


Issuer's telephone number, (813)   441    -   4442
                            ---  --------   ------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

         Yes:   X                           No:
               ---                              -----

Transitional Small Business Disclosure Format:

         Yes:   X                           No:
               ---                              -----

The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1996 is 9,501,123 shares all of one class of $.032 par value common stock.

                   GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                  (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)

                                      INDEX
                                      ------

                                                                           PAGE

PART I            FINANCIAL INFORMATION

                  Consolidated Balance Sheet - June 30, 1996                 1

                  Consolidated Statements of Operations - Nine Months
                    Ended June 30, 1996 and Nine Months Ended
                    June 30, 1995                                            2

                  Consolidated Statements of Operations - Three Months
                    Ended June 30, 1996 and June 30, 1995                    3

                  Consolidated Statement of Changes in Stockholders Equity
                    for the Nine Months Ended June 30, 1996                  4

                  Statement of Cash Flows - Nine Months Ended
                    June 30, 1996 and Nine Months Ended
                    June 30, 1995                                            5

                  Notes to Financial Statements                             6-9

                  Management's Discussion and Analysis of financial
                    conditions and results of operations                  10-11

                  Financial Information Summary                              12


PART II           OTHER INFORMATION

                  Item 1. Legal Proceedings                                  13

                  Item 2. Changes in Securities                              13

                  Item 3. Defaults Upon Senior Securities                    13

                  Item 4. Submission of Matters to a Vote of
                            Security Holders                                 13

                  Item 5. Other Information                                  13

                  Item 6. Exhibits on Reports on Form 8-K                    13

Signature Page                                                               14

                   GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                  (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)
                           CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 1996

      Assets

Current Assets
  Cash                                                               $   68,237
  Accounts receivable, net of allowance for
    doubtful accounts of $20,000                                        532,200
  Contract receivable - current portion                                 277,757
  Contracts in process                                                3,239,892
  Other receivables and escrow deposits                                 139,343
  Prepaid expenses                                                       39,701
                                                                     ----------

      Total Current Assets                                            4,297,130

Long-term contract receivable, less current portion                     648,103

Property and equipment, at cost, net of accumulated
  depreciation and amortization of $303,079                              79,421

Other Assets
  Database, net of accumulated amortization of $53,571                  446,429
  Goodwill, net of accumulated amortization of $272,810               3,143,554
  Financing premium, net of accumulated amortization
    of $87,500                                                          162,500
  Deposits and other assets                                               1,729
                                                                     ----------

      Total Assets                                                   $8,778,866
                                                                     ==========

See notes to the consolidated financial statements.

      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                              $1,179,394
  Notes payable                                                         138,612
  Contracts payable                                                   3,179,569
  Amounts due to related parties                                        763,399
  Deferred tax liabilities - net                                         61,940
  Note payable to stockholder - current portion                         386,139
  Anticipated loss on long term contract                                199,006
                                                                     ----------

      Total Current Liabilities                                       5,908,059

Note payable to stockholder, net of current portion                     540,000

Stockholders' Equity
  Common stock, par value $.032 per share;
    authorized 10,000,000  shares, issued
    and outstanding 9,501,123                                           304,292
  Convertible preferred stock, authorized 1,000,000
    shares, par value $10.00; 75,000 shares issued
    and outstanding                                                     750,000
Additional paid in capital                                            3,314,934
Retained deficit (October 1, 1993)                                      (59,033)
Retained deficit, subsequent to quasi-reorganization                 (1,979,386)
                                                                     ----------

      Total Stockholders' Equity                                      2,330,807
                                                                     ----------

      Total Liabilities and Stockholders' Equity                     $8,778,866
                                                                     ==========

                   GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                  (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           For the Three
                                                            Months Ended
                                                              June 30,
                                                      1996               1995
                                                      ----               ----

Contract Revenues Earned                           $ 932,185          $ 769,569
Other fees and income                                     80                 87
                                                   ---------          ---------

    Total Revenue                                    932,265            769,656

Cost of contract revenues earned                     931,536            686,885
                                                   ---------          ---------

Gross Profit                                             729             82,771

Operating Expenses
  Selling and administrative expenses                165,812            214,571
  Depreciation and amortization                       86,872             49,355
  Interest expense                                    28,267              3,926
  Bad debt provision                                       -                  -
  Acquisition expenses                                18,939                  -
                                                   ---------          ---------

(Loss) before taxes                                 (299,161)          (185,081)

Provision for taxes                                       --                 --
                                                   ---------          ---------

      Net (Loss)                                   $(299,161)         $(185,081)
                                                   =========          =========

(Loss) per share                                   $    (.03)         $    (.03)
                                                   =========          =========

Weighted average shares outstanding                9,479,977          6,041,057
                                                   =========          =========

See notes to the consolidated financial statements
                                                                              2

                   GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                  (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             For the
                                                        Nine Months Ended
                                                             June 30,
                                                      1996              1995
                                                      ----              ----

Contract Revenues Earned                          $3,658,092         $3,035,700
Other fees and income                                 28,010              2,369
                                                  ----------         ----------

  Total Revenue                                    3,686,102          3,038,069

Cost of contract revenues earned                   3,312,761          2,644,682
                                                  ----------         ----------

Gross Profit                                         373,341            393,387

Operating Expenses
  Selling and administrative expenses                749,688            976,771
  Depreciation and amortization                      251,528            148,165
  Interest expense                                    93,118             11,354
  Bad debt provision                                  12,000                  -
  Acquisition expenses                                57,728                  -
                                                  ----------         ----------

(Loss) before taxes                                 (790,721)          (742,903)

Provision for taxes                                       --                 --
                                                  ----------         ----------

      Net (Loss)                                  $ (790,721)        $ (742,903)
                                                  ==========         ==========

(Loss) per share                                  $     (.08)        $     (.15)
                                                  ==========         ==========

Weighted average shares outstanding                9,081,852          4,815,568
                                                  ==========         ==========

See notes to the consolidated financial statements.
                                                                              3

                   GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                  (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE PERIOD FROM OCTOBER 1, 1995
                              THROUGH JUNE 30, 1996

                                    Common Stock              Preferred Stock
                              Shares          Amount       Shares        Amount
                              ------          ------       ------        ------

Balance, October 1, 1995     8,391,123     $  268,772      75,000     $  750,000

Issuance of common stock     1,110,000         35,520          --             --

Net loss for the period             --             --          --             --
                             ---------      ---------      ------      ---------

Balance, June, 1996          9,501,123      $ 304,292      75,000      $ 750,000
                             =========      =========      ======      =========

See notes to the consolidated financial statements.

                                           Retained
                            Quasi-          Deficit
           Additional    Reorganization    Subsequent
            Paid In        (10-1-93)        To Quasi-
            Capital       Adjustment     Reorganization         Total
            -------       ----------     --------------         -----

          $3,107,135      $ (59,033)      $(1,188,665)       $2,878,209

             207,799             --                --           243,319

                  --             --          (790,721)         (790,721)
          ----------      ---------       -----------        ----------

          $3,314,934      $ (59,033)      $(1,979,386)       $2,230,807
          ==========      =========       ===========        ==========

                   GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                  (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the Nine Months Ended
                                                               June 30,
                                                         1996            1995
                                                       --------        ------
OPERATING ACTIVITIES
  Cash Flows Used In Operating Activities:
    Net loss                                         $  (790,721)   $  (742,903)
    Adjustments to reconcile net loss to cash
      used in operating activities:
    Expense paid by issuance of common stock              44,419        325,200
    Depreciation and amortization                        251,528        148,165
    Provision for bad debts                               12,000             --
    (Increase) in contracts in progress                1,561,203       (543,130)
    (Increase) decrease in accounts receivable           385,259        (51,380)
    (Increase) decrease in other accounts receivable
      and escrow deposits                                (92,692)       (12,783)
    (Increase) in contract receivable                    (25,667)            --
    (Increase) decrease in deposits and other assets       2,335         (1,000)
    Increase (decrease) in accounts payable              (29,815)       (56,557)
    Increase (decrease) in contracts payable          (1,556,203)       507,852
    Increase in deposits                                      --         22,009
    (Increase) in prepaid expenses                       (17,424)            --
                                                     -----------    -----------
      Net Cash Used in Operating Activities             (255,778)      (404,527)
                                                     -----------    -----------

INVESTMENT ACTIVITIES
  Cash Flows Used In Investment Activities:
    Capital expenditures                                 (13,800)        (3,083)
                                                     -----------    -----------
      Net Cash Used In Investment Activities             (13,800)        (3,083)
                                                     -----------    -----------
FINANCING ACTIVITIES
  Cash Flows Used In Financing Activities:
    Issuance of common stock, net of offering
      costs paid                                         198,900        770,913
    Payment of financing premiums in connection
      with acquisition                                        --       (415,000)
    Repayment of stockholder loans                        (2,000)            --
    Proceeds from loan payable - related parties (net)   110,583        220,262
    Repayment of notes payable                           (33,431)        (2,000)
                                                     -----------    -----------
      Net Cash From Financing Activities                 274,052        574,175
                                                     -----------    -----------

Net increase in cash and cash equivalents                  4,474        166,565

Cash and cash equivalents, beginning of the period        63,763         16,042
                                                     -----------    -----------

Cash and cash equivalents, end of the period         $    68,237    $   182,607
                                                     ===========    ===========

The accompanying notes are an integral part of these financial statements.
                                                                              5

                   GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                  (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)
                         NOTES TO CONSOLIDATED FINANCIAL
                        STATEMENTS (For nine months ended
                                 June 30, 1996)

A.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. Earnings per share are based on weighted average shares outstanding for all periods presented giving effect to 75,000 convertible preferred shares treated as a common stock equivalent. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on form 10-K for the year ended September 30, 1995.

B.   PURCHASE OF SUBSIDIARIES

     ACQUISITION OF TIER ENVIRONMENTAL SERVICES, INC.

     On September 26, 1994 Gulfstar Industries, Inc. acquired all of the common stock of Tier Environmental Services, Inc. through an acquisition and redemption by Tier Environmental Services, Inc. of its common stock totaling approximately $2,982,400 in value, exclusive of acquisition costs. Tier's principal business is to provide environmental remediation services in the State of Florida, at petroleum contaminated sites designated by the State of Florida as sites subject to authorized reimbursement under the Inland Protective Trust Fund. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The agreement also called for the additional issuance of Gulfstar stock to Tier shareholders if the Company spun off a former subsidiary, which in turn the Company did on September 25, 1995. As such, the Company was required to issue an additional 357,133 shares which were included in the accompanying balance sheet and valued at $142,855. The excess (approximately $2,845,220) of the total acquisition cost over the recorded value of assets acquired was allocated to goodwill and is being amortized over 20 years. The accompanying balance sheets include the assets and liabilities of Tier at June 30, 1996. The statement of operations includes Tier's results of operations for the nine months ended June 30, 1995 since Tier was acquired on September 26, 1994.

     Acquisition  costs  aggregating  $250,000  ($75,000 in 1995 and $175,000 in
     1994) have been capitalized as a result of this acquisition. Additional acquisition costs aggregating $340,000 and $516,250 were charged to additional paid in capital in 1995 and 1994 respectively. Such capitalized acquisition costs relate to financing costs associated with the acquisition, which represent premiums paid to a finance company to assist the funding of these projects and are being amortized over 5 years.

                   GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                  (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)
                         NOTES TO CONSOLIDATED FINANCIAL
                        STATEMENTS (For nine months ended
                                 June 30, 1996)

B.   PURCHASE OF SUBSIDIARIES - (CONTINUED)

     ACQUISITION OF PLANT TECHNICAL SERVICES, INC.

     Plant Technical Services, Inc. is engaged in the professional engineering business, providing consulting, design, start-up support, operation, maintenance, contract personnel and construction management service to technical industries throughout the United States.

     On September 29, 1995 Gulfstar acquired all of the common stock of Plant Technical Services, Inc. (PTS) through an acquisition and redemption by PTS of its stock with the issuance of 750,000 shares of Gulfstar common stock, 75,000 shares of Gulfstar $10.00 preferred stock and cash and notes of $1,220,000, exclusive of acquisition costs. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The excess (approximately $1,278,000) of the total acquisition cost over the recorded value of assets acquired was allocated $500,000 to a proprietary database PTS developed and is expected to be amortized over seven years and $571,144 to goodwill which is being amortized over 20 years. The accompanying balance sheet includes assets and liabilities of PTS at December 31, 1995. The statement of operations for June 30, 1995 does not include PTS since PTS was acquired on September 29, 1995.

     The pro forma results of operations, that follow below assume that both the acquisitions had occurred at the beginning of the period ended December 31, 1994. The historical income statement for the three months ended December 31, 1994 do not include the revenue and expenses of the PTS subsidiary. In addition to combining the historical results of operations of the two companies, the pro forma calculations include adjustments for the estimated effect on the Company's historical results of operations for amortization and interest related to the acquisition.

                 Condensed Historical and Proforma Information

                                           For the Nine    For the nine
                                           Months Ended    Months Ended
                                             June 30,        June 30,
                                               1996            1995
                                            Historical      (Proforma)
                                            ----------      ----------

     Total Revenue                         $ 3,686,102    $ 6,625,562

     Cost of Revenue                         3,312,761      6,012,562
     Operating Expenses                      1,164,062      1,499,579
                                           -----------    -----------

     Net (Loss)                            $  (790,721)   $  (886,579)
                                           ===========    ===========

     (Loss) Per Share                      $      (.08)   $      (.15)
                                           ===========    ===========

     Weighted Average Shares Outstanding     9,081,852      5,640,568
                                           ===========    ===========

                   GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                  (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)
                         NOTES TO CONSOLIDATED FINANCIAL
                        STATEMENTS (For nine months ended
                                 June 30, 1996)

C.   RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION

     On October 1, 1993, by unanimous consent of the board of directors, which at the time represented a majority of the shareholders of the Company, the Company spun off all of its subsidiaries except for MBT Associates. These subsidiaries, namely Models World Magazine, Flair Entertainment and H.B. London & Co. were spun off to a shareholder and director.

     On September 25, 1995, the Company agreed with the initial selling shareholder of MBT Associates to spin off this subsidiary to him. Management was not able to ascertain from the preceding independent auditor of record, who is now deceased, certain information pertaining to the prior years consolidated financial statements, which included the assets and liabilities of MBT Associates. The present management did undertake to verify the parent company's records and has contacted the preceding auditor for purposes of the parent company's financial records other than those of the MBT subsidiary. During the period that MBT was the legal subsidiary of the company, the parent company did not exercise control over the subsidiary and as such the transaction is being accounted for as if the Company has retroactively rescinded the acquisition, in light of the fact that acquired in June of 1993, MBT Associates was spun off for the exact terms it had originally been acquired for, namely the redemption of 650,000 shares of preferred stock and cancellation of the note, of which no payments had been made, for $2,000,000.

     The above activities have been excluded from this consolidated financial statement and prior retained deficits, common stock and additional paid in capital have been restated to reflect this readjustment as a quasi-organization.

     Amounts shown in the consolidated statement of income differ from those previously reported to shareholders due to the rescission of the MBT acquisition. A reconciliation of revenue and net income (loss) are as follows:

                                                                   Six Months
                                                                      Ended
                                                                    June 30,
                                                                      1995
                                                                      ----

     Revenues - as previously reported                             $1,674,000
                                                                   ==========
     Revenues as restated                                          $3,038,069
                                                                   ==========

     Net Income (Loss) - as previously reported                    $  869,000
                                                                   ==========
     Net (Loss) as restated                                        $ (742,903
                                                                   ==========

                   GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                  (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (For nine months ended June 30, 1996)

D.   RELATED PARTY TRANSACTIONS

     During the nine months ending June 30, 1995, $325,200 was charged to operations based upon the value ascribed to services of a director and administrative assistant performed during the period for which they were issued 485,000 shares. During the nine months ending June 30, 1996, $44,419 was charged to operations based upon the value ascribed to 110,000 shares which were issued to a law firm and a consultant for services performed during the period.

     Included in amounts due to related parties at March 31, 1996 for expenses advanced by a company affiliated with a stockholder and director of the company is $754,399 and $9,000 advanced from a corporate stockholder. Presently these amounts bear no interest.

     Note payable to stockholder (the former sole stockholder of PTS) includes $7,145 of a non-interest bearing instrument. Additionally, this note has been reduced by amounts reserved for the anticipated loss on long term contract and $918,944 remains which represents the balance on the acquisition note after such reduction, bearing interest at 8%. $54,760 of interest was accrued on this note and is included in interest expense and accrued expenses for the nine month period ending June 30, 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements including the Company's Florida operating subsidiary, as well as information relating to the plans of the Company's current management. Tier
Environmental, Inc. for both periods presented and the Company's Texas subsidiary, Plant Technical Services, Inc. for the period ended March 31, 1996.

ABOUT THE SUBSIDIARIES

TIER ENVIRONMENTAL SERVICES, INC.

The primary revenue of this environmental subsidiary comes from its work in direct cooperation with the Florida legislature towards reimbursement for eligible sites for environmental clean-up. The Governor's executive order dated March 8, 1995 in reference to the Inland Protection Trust Fund (the "fund") referendum has caused some confusion over the past few months. For the purpose of clearing this up and stating the facts, the fund is still very much in place, claims are still being paid by the State, and the interests of the contractors as well as those of the investors are still being met.

To be specific, on March 29, 1995 Governor Chiles signed into law 95-2, Laws of Florida (SB 1290). This law revises Florida Statute 376 as it relates to continued and future site rehabilitation tasks for eligible sites. Chapter 95-2 does not specifically amend or change the reimbursement regulations set forth in Chapter 62-773, F.A.C. As of this date, the Legislature has not finalized the fiscal year 1995-96 budget allocation and accompanying Legislative intent regarding the IPTF (SB 2800; HB 2585). Therefore, the new Legislation primarily affects what eligible sites can continue and start site rehabilitation tasks; does not revise the allowable markups and handling fees in the Reimbursement Rule; and does not provide any more certainty as to the actual date when a Reimbursement Claim will be paid.

It should also be noted that the Legislature, DEP and representatives from the petroleum clean-up industry worked during the last Legislative session to pay off the entire outstanding backlog of reimbursement claims through a bond issue. Discussions and negotiations concerning a bonding of the entire backlog are continuing. One investment group interested in underwriting the bond issue will be making a proposal to DEP and the Governor's office in an attempt to bond out the backlog without any additional changes to statutory language.

Due to the above referenced law and discussions, the Company's management feels very optimistic towards the Company's ability to fund claims and essentially enhance its growth ability during the latter quarter of this year, as all of these Legislative uncertainties settle.

PLANT TECHNICAL SERVICES

The primary revenue sources of this subsidiary comes from utilities in North America with high demands at peak periods for engineering professionals.

During the fourth quarter 1995 the Company's former president spent a substantial portion of his time pursuing one acquisition in Mexico, the Hemyc Group (see form 10-K for the fiscal year ended September 30, 1995) which in turn, the Company has since rescinded. The Company has also continued to complete or resolve a joint venture with the Hemyc Group which was substantially delayed as for the fiscal year ended September 30, 1995. This subsidiary recorded a loss on the contract to the extent it has accrued costs associated with the joint venture and charged the same loss to amounts due to the former president shareholder. The Company does not anticipate additional loss on this contract and as such would seek to reduce amounts due to the former shareholder president should such costs be incurred.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 1996 VS. JUNE 30, 1995

The Company's historical results from operations for the nine months ended June 30, 1995 consisted a loss of $790,721 on total revenues of $3,686,102, as compared with a loss of $742,903 on revenues of $3,038,069 for the comparable period ended June 30, 1995. The revenue figures for the periods ended June 30, 1995 do not include the sales of the PTS subsidiary.

The proforma results of operations for the prior year accentuates the decline in sales in the current year for both of the subsidiary's as the proforma results indicate a comparative loss of $886,579 on revenues of $6,625,562 for the corresponding nine months ended June 30, 1995.

LIQUIDITY AND WORKING CAPITAL

The Company's working capital declined during the quarter ended June 30, 1996. At September 30, 1995 the Company had a deficit of $1,238,546 as compared to a deficit of $1,610,929 at June 30, 1996.

The Company is pursuing the possibility of reversing the joint venture activity, the corresponding accrual loss and the long term receivable, if agreed to by the other participants. Should this be permitted, such a transaction would reduce the deficit in the working capital by the long term portion of the contract receivable or $711,980.

The Company completed an offering of stock in early 1996 which provided approximately $200,000 of working capital to the Company.

The Company plans to increase its traditional volume of engineering services of its PTS subsidiary and has obtained a factoring agreement which should assist the funding of operations until such time the company can obtain profitability.

Management  believes,  if  necessary,   they  can  pursue  additional  financing
alternatives, including equity funding, if operations alone cannot fund the Company's on going liquidity needs.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
-------   -----------------

          The Company has presently commenced an action against its former president of its MBT subsidiary. Additionally, on May 15, 1996 the Company terminated and initiated legal action against the former president and shareholder of its PTS subsidiary. The parent company is not a defendant to any material litigation nor, to the knowledge of management, is any material litigation threatened other than counter claims in the above actions. However, both subsidiaries are defendants in various litigations with debtors, over contract obligations and performance clauses.

ITEM 2.   CHANGES IN SECURITIES
-------   ---------------------

          NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-------   -------------------------------

          NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

          NONE

ITEM 5.   OTHER INFORMATION
-------   -----------------

          NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

          NONE

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                GULFSTAR INDUSTRIES, INC.
                                FORMERLY TIER ENVIRONMENTAL SERVICES, INC.
                                ------------------------------------------

Dated: 10/15/96             By: /s/ Warren Douglas Cattanach
                                Warren Douglas Cattanach, President & Director
                                ----------------------------------------------