Form 10KSB
period 1996-09-30
GULFSTAR INDUSTRIES INC
filed 1997-05-13
CIK 820789

FORM 10-KSB

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 1996

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 33-16736

                     GULFSTAR INDUSTRIES INC.
      (Exact name of registrant as specified in its charter)

            Delaware                                23-2442288
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)

20505 U.S. 19N. #12-283, Clearwater, FL.              34624
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (813) 441-4442

Securities registered pursuant to Section 12(b) of the Act:

                               None
                         (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K.
[X]


The number of shares outstanding of the registrant's classes of common stock as of September 30, 1996 is 9,509,123 shares of $.032 par value common stock.

                          PART I

Item 1.  Business.

(a) General Development of Business

    Gulfstar Industries, Inc. (formerly Tier Environmental Services, Inc.) (the "Company"), was incorporated under the laws of Delaware on December 3, 1986. The Company was formed to seek potential business opportunities which in the opinion of management may provide a profit to the Company.

    On July 14, 1989, the Company entered into an Agreement and Plan of Re-organization with Models World, Inc. ("MWI"), pursuant to which the Company acquired all the issued and outstanding shares of MWI.

    On October 1, 1993, the Company spun off all of its subsidiaries and has as a result recorded a quasi-reorganization as of that date.

    The Company is presently a holding corporation consisting of two wholly owned operating subsidiaries; Plant Technical Services, Inc. in Texas, and Tier Environmental of Florida. The Texas subsidiary is an engineering consulting and placement service and the Florida subsidiary has been involved in environmental clean-up.

    MBT Associates

    On June 2, 1993, the Company entered into a merger and acquisition plan to acquire all of the shares and assets of MBT Associates ("MBT"), a real estate holding company, located in Northern New Jersey. The Company authorized and issued Six Hundred Thousand (600,000) shares of Convertible Preferred Stock of the Company with a par value of Ten ($10.00) U.S. Dollars per share, in exchange for all of the issued and outstanding stock of MBT. In addition, the Company entered into a property management agreement with Blackstone Legal Research & Management ("Blackstone"). This Agreement had a five (5) year term with a renewal option for an additional five (5) years. The current management of Blackstone is headed by the former majority shareholders of MBT.

    As of September 25, 1995, the Company agreed with the initial selling shareholder, MBT Associates to retroactively rescind the acquisition. Acquired in June of 1993, MBT was spun off for the exact terms it had originally been acquired for, namely the redemption of 600,000 shares of preferred stock and cancellation of the note, of which no payment had been made, for $2,000,000.


    Tier Environmental of Florida

    On September 26, 1994, the Company acquired all of the issued and outstanding shares of Tier Environmental Services, Inc. ("Tier of Florida"), a Florida corporation. The Company issued 1,491,032 restricted shares of the Company's common stock in exchange for all of the issued and outstanding common shares of Tier of Florida.

    Gulfstar Industries, Inc. (Parent Company)

    On September 29, 1994 the Company changed its name to Tier Environmental Services, Inc. to reflect the above-mentioned merger and the new direction of the Company.

    On January 10, 1996 the Company changed its name to Gulfstar Industries, Inc., to reflect the acquisition of Plant Technical Services, Inc., and to avoid further confusion between the holding company's name and that of its Florida subsidiary.

    Plant Technical Services, Inc.

    On September 27, 1995, the Company entered into a merger and acquisition plan to acquire all the shares and assets of Plant Technical Services, Inc. ("PTS"), an engineering and technical services firm consulting to the power industry, located in the Dallas/Ft. Worth area of North-Central Texas. The Company issued Seventy Five Thousand (75,000) shares of convertible preferred stock at a par value of Ten Dollars ($10) per share, in addition to Seven Hundred Fifty Thousand (750,000) shares of common stock as per Rule 144, to the shareholders of PTS, in exchange for all the issued and outstanding stock of PTS. The cash and note consideration, in addition to the shares issued was a total of One Million Two Hundred Twenty Thousand Dollars ($1,220,000) to be paid as follows: One Hundred Thousand Dollars ($100,000) at closing: Two Hundred Twenty Thousand Dollars ($220,000) within One Hundred Eighty (180) days from the closing date, and the balance of Nine Hundred Thousand Dollars ($900,000) in the form of a note, to be paid in installments over a five year period commencing on March 1, 1996. The initial management of PTS was headed by the former majority shareholder of PTS and the existing managerial staff at the time of the acquisition.

    On May 15, 1996 the Company terminated the president and former shareholder and the Company is involved in litigation which it plans on resolving by renegotiating the terms of this agreement. The Company has withheld payments on the note above during this period until such time a resolution has been reached.


(b) Public Offering of Securities

    On August 28, 1987, the Company filed a Form S-18 Registration Statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the "Registration Statement"). The Registration Statement was declared effective on April 6, 1988. Pursuant to the Registration Statement, the Company offered and sold 10,000,000 Units (250,000 units adjusted for the 1 for 40 reverse stock split), each Unit consisting of one share of $.0001 ($.004 adjusted for 1 for 40 reverse split) par value Common Stock and one-half Class A Warrant, one-half Class B Warrant and one-half Class C Warrant (the Class A Warrants, Class B Warrants and Class C Warrants are collectively referred to herein as the "Warrants"), at a price of $.02 ($.80 adjusted for the 1 for 40 reverse split) per Unit. The period for exercise of all the Warrants has expired without any of the Warrants being exercised.

    At the closing of such public offering on July 25, 1988, the Company received aggregate net proceeds of $138,242 after deduction of expenses totaling approximately $61,758 which consisted primarily of broker commissions and a non-accountable expense allowance to the underwriter, and filing, legal, accounting, printing and miscellaneous expenses.

(c) Other Matters

    On November 25, 1989, the shareholders and directors of the Company approved a proposal to reverse split the Company's common stock on a 1 for 40 basis, increase the exercise price of the Class A, B, and C Warrants to $1.60, $2.40 and $3.20 respectively and increase the par value of the Common Stock to $.004 per share.

    On September 9, 1994 there was a reverse split of eight to one (8:1) that resulted in a par value of $.032 from the previous par value of $.004. All amounts related to common stock issued and outstanding as well as earnings per share figures for 1993 have been restated to reflect the above split.

    During the year ended September 30, 1992 the Company issued 1,354,000 restricted shares of its common stock as a result of the merger with HBL (See
Note 2). In addition, the Company issued 3,310,000 restricted shares of its common stock to individuals who provided services to the Company in prior years. As of September 30, 1993 the total number of shares outstanding was 9,892,495. After the 8:1 reverse split, effective September 8, 1994 (See Note
1) this number became 1,236,562. On September 22, 1994, there were an additional 350,000 shares that the Company issued as part of a Regulation S registration. Also, an additional 1,311,570 shares were issued as part of several S-8 registration statements that the Company authorized for individuals that had provided services for it during the last several years. On September 26, 1994, as part of the agreement with Tier Environmental Services, Inc. of Florida (See Note 3 in financial statement notes) the Company issued 1,491,032 restricted shares of its common stock to the Tier shareholders. On January 26, 1995 the Company issued 325,000 shares as part of an S-8 registration, to various entities for services provided for the Company as per their consulting agreements. On that same date the Company also issued 75,000 restricted shares under Rule 144 for work to be performed on behalf of the Company. On April 18, 1995, May 5, 1995, and May 8, 1995 the Company issued an aggregate 625,000 shares in connection with Regulation S agreements with five offshore investment entities. On May 10, 1995 the Company requested the retirement of 136,466 restricted shares from a shareholder who was issued the shares as part of a performance contract which was never finalized and is presently in dispute. On September 22, 1995 the Company issued 800,000 shares as part of four separate consulting agreements for work performed for the Company. On September 27, 1995, as part of the agreement with PTS, the Company issued an additional 750,000 shares of common stock and 75,000 shares of convertible preferred stock to the previous PTS shareholders. On September 28, 1995 the Company retired the 600,000 MBT convertible preferred shares, in connection with the spinning out of MBT. In June of 1996 the Company issued 110,000 shares to a law firm and a consultant for services performed during the period.

(d) Competition

    The Company has many competitors who are engaged in the various areas of its business in the United States and Canada. Many of these competitors have substantially greater financial and technical resources, and marketing capabilities than the Company. Competitors with superior resources may be able to utilize such resources to market these products and idea, and gain a competitive edge over the Company.

(e) Employees

    The Company has consultants in the Florida subsidiary, and up to 15 full-time employees in the Texas subsidiary. In addition, and through its subsidiaries, the Company from time to time, hires 500 to 600 employees in the Texas subsidiary and subcontractors, as needed in both subsidiaries. The Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any additional full-time employees at this time.


Item 2.  Properties.

    The Company maintained its offices at 20505 U.S. 19N., #12-283, Clearwater, FL. 34624. The operational division of the Tier subsidiary is located at 2901 West Busch Blvd., #711, Tampa, FL. 33618, and the operational headquarters of PTS are located at 500 Grapevine Highway, Suite 335, Hurst, Texas 76054.

Item 3.  Legal Proceedings.

    The Company has presently commenced an action against its former president of its MBT subsidiary. The former president of the PTS subsidiary has commenced an action for wrongful termination and the Company intends to vigorously defend its position and has commenced a countersuit alleging misrepresentation in connection with the acquisition of PTS. Both subsidiaries are defendants in various litigations with debtors, over contract obligations and performance clauses.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                             PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.


    (a) Market Information. The Company's Common Stock is traded in the over-the-counter market.

    The following sets forth the high and low bid quotations for each quarter for the three-year period through September 30, 1996, based upon information received from the National Quotation Bureau. Such quotations reflect inter-dealer prices, and do not include retail mark-up, mark-down or commission. They may not represent actual transactions.

                                 High Bid      Low Bid

1996        First Quarter        $1.000        $ .656
            Second Quarter       $ .843        $ .578
            Third Quarter        $ .828        $ .359
            Fourth Quarter       $ .421        $ .198

1995        First Quarter        $3.437        $ .50
            Second Quarter       $2,968        $ .125
            Third Quarter        $1.250        $ .25
            Fourth Quarter       $ .968         .062

1994        First Quarter        $ .187        $ .015
            Second Quarter       $ .500        $ .031
            Third Quarter        $ .625        $ .062
            Fourth Quarter       $5.620*       $3.500*
            *(reflects 8:1
            reverse split)



     (b) Shareholders. As of September 30, 1996, the Company had 9,509,123 shares of common stock outstanding, held by approximately 1100 persons of record, including brokerage firms and/or clearing houses holding the Company's common shares in "street name" for their clients. The Company believes that there are approximately 3,500 beneficial owners of its common stock. In addition, the Company had authorized and issued 75,000 shares of Convertible Preferred stock in 1995 as part of the PTS transaction.

     (c) Dividends. The Company has not paid or declared any dividends upon its Common Stock since its inception and does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.


Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of the Company's current management. The Company's operating divisions include Tier Environmental, Inc. for both periods presented and the Company's Texas subsidiary, Plant Technical Services, Inc. for the year ended September 30, 1996.

ABOUT THE SUBSIDIARIES

TIER Environmental Services, Inc.

     The primary revenue of this environmental subsidiary comes from its work in direct cooperation with the Florida legislature towards reimbursement for eligible sites for environmental clean-up. The Governor's executive order dated March 8, 1995 in reference to the Inland Protection Trust Fund (the "fund") referendum has caused some confusion during the fiscal year ended.
     On March 29, 1995 Governor Chiles signed into law 95-2, Laws of Florida (SB
1290). This law revises Florida Statute 376 as it relates to continued and future site rehabilitation tasks for eligible sites. Chapter 95-2 does not specifically amend or change the reimbursement regulations set forth in Chapter 62-773, F.A.C.
     It should also be noted that the Legislature, DEP and representatives from the petroleum clean-up industry worked during the last Legislative session to pay off the entire outstanding backlog of reimbursement claims through a bond issue, which included most "packages" the Company had in place through December 31, 1996.


     In December, 1996, the former method of funding under this program ended by statutory deadline, with certain exceptions permitting April 15, 1997. Funding for substantially all projects which had been in process through January 1996 was required to be completely funded by outside investors and submitted to the state of Florida for review and approval by December 31, 1996.

     Going forward the current method of operation will require not only prior site approval by Florida, but also the Company, if it can obtain work in this format, will have to obtain approval in advance which remedial efforts will be reimbursable by the state.

Plant Technical Services

     The primary revenue sources of this subsidiary comes from placing temporary employees with utilities in North America with high demands at peak periods for engineering professionals.

     During the fourth quarter 1995 the Company's former president spent a substantial portion of his time pursuing one acquisition in Mexico, the Hemyc Group (see form 10-K for the fiscal year ended September 30, 1995) which in turn the Company has since rescinded. The Company has also continued to complete or resolve a joint venture it had started with the Hemyc Group which was substantially delayed as for the fiscal year ended September 30, 1995, due to the fiscal instability of the Hemyc group. The Company has pursued and received a


Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operations. - (continued)

novation of the Hemyc portion of the contract and plans on dealing with the utility directly. The Company is negotiating with several providers whom they may wish to complete the project with or sell to outright.


RESULTS OF OPERATIONS

Year Ended September 30, 1996 vs. September 30, 1995

     The Company's historical results from operations for the year ended September 30, 1996 consisted a loss of $2,605,068 on total revenues of $4,754,717, as compared with a loss of $1,089,633 on revenues of $3,650,189 for the comparable period ended September 30, 1995. The revenue figures for the period ended September 30, 1995 do not include the sales of the PTS subsidiary.

     One reason for the increase in loss for 1996 was that at year end the company took charges against the goodwill and bonding premium (long lived intangible assets) in the form of an impairment loss of $ 1,430,349. This represents one half of the recorded value for goodwill and 100% the remaining bonding premium capitalized in connection with the acquisition on September 24, 1994 for the Florida subsidiary due to the change in the way Florida will administer the program which has provided the major revenue of the Company.

     The proforma results of operations for the prior year accentuates the decline in sales in the current year for both of the subsidiary's as the proforma results indicate a comparative proforma loss of $1,481,800 on proforma revenues of $10,246,210 for the corresponding year ended September 30, 1995.

Liquidity and Working Capital and Plan of Operation

     The Company's working capital declined during the year ended September 30, 1996. At September 30, 1995 the Company had a deficit of $1,238,546 as compared to a deficit of $1,959,620 at September 30, 1996.

     The Company has obtained a novation on the Mexican contract, which permits the Company to deal with the ultimate customer; a viable Mexican utility and after reversing the joint venture activity, the corresponding payable from the Mexican project is less than the book value (cost) of the assets associated with the project. Presently, the Company seeks an outright buyer or co-venturer to purchase and complete the project or reimburse the Company in a joint venture project which would reduce this burden on Company's the working capital.

     At this juncture for PTS, management is considering a tax free divisive reorganization which could separate the Texas subsidiary into two corporations; mainly the Mexican project in one and the engineering services in another.

     The Company plans to increase its traditional volume of engineering services of its PTS subsidiary and has obtained a factoring agreement with Pearce Financial Services of Florida on all utility contracts which should assist the funding of operations until such time the company can obtain profitability.

     The Company completed an offering of stock in early 1996 which provided approximately $200,000 of working capital to the Company.

     Management believes, if necessary, they can pursue additional financing alternatives, including equity funding, if operations alone cannot fund the Company's on going liquidity needs.

     Inflation

     The rate of inflation has had little impact on the Company's results of operations and is not expected to have a significant impact on continuing operations.


     Disclosures Regarding Forward-Looking Statements

     The disclosures included in this Form 10-KSB, incorporated documents included by reference herein and therein, contain forward-looking statements within the meaning of Section 27A of the securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements are of similar import. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Form 10-KSB and other matters detailed from time-to-time in the Company's Securities and Exchange filings, including the Company's periodic filings on Form 10-QSB and 10-KSB.




Item 7.   Financial Statements.

     (a)(1)    The following documents are filed as part of this report:

a.   Consolidated Financial Statements of the Registrant,
        Gulfstar Industries, Inc.

                                                           Pages

      Report of Schuhalter, Coughlin & Suozzo, LLC           F-1

      Consolidated Balance Sheet of Gulfstar Industries,
        Inc. as of September 30, 1996                        F-2

      Consolidated Statements of Operations of Gulfstar
        Industries, Inc. for the years ended
        September 30, 1996 and 1995                          F-3

      Consolidated Statements of Changes in Stockholders'
        Equity of Gulfstar Industries, Inc. for the period
        from October 1, 1994 to September 30, 1996           F-4

      Consolidated Statements of Cash Flows of Gulfstar
        Industries,  Inc. for the years ended
        September 30, 1996 and 1995                          F-5

      Notes to the Financial Statements of Gulfstar
       Industries, Inc.                               F-6 - F-22
b.   Interim Financial Statements.

     Not Applicable

c.   Financial Statements of Businesses Acquired and to be Acquired

     Not Applicable







                   INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Gulfstar Industries, Inc.

We have audited the accompanying consolidated balance sheet of Gulfstar Industries, Inc. and subsidiaries as of September 30, 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended September 30, 1996 and September 30, 1995 in the accompanying index to financial statements (Item 7). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Tier Environmental Services, Inc. of Florida, a wholly owned subsidiary, which statements reflect total revenues of $3,650,189 for the year ended September 30, 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Tier Environmental Services, Inc. of Florida for the year ended September 30, 1995 is based solely on the reports of those other auditors.

Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements listed in the accompanying index to financial statements (Item 7) present fairly, in all material respects, the consolidated financial position of Gulfstar Industries, Inc. and subsidiaries as of September 30, 1996 and the consolidated results of its operations and cash flows for the years ended September 30, 1996 and 1995 in conformity with generally accepted accounting principles.

As more fully described in Note 14, the state of Florida changed the program which provides the primary source of revenue to the Florida subsidiary. At this time the company can not estimate how much revenue if any it will derive under the new program, nor the effect upon the carrying value of goodwill in that subsidiary.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial operating losses and has experienced a working capital deficit at September 30, 1996 of $1,959,620. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         /s/Schuhalter, Coughlin & Suozzo, LLC
                                            SCHUHALTER, COUGHLIN & SUOZZO, LLC
Raritan, New Jersey

January 9, 1997 except for note 14 as
 to which the date is March 11, 1997
            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30, 1996




      Assets

Current Assets
  Cash                                                      $    1,657
  Accounts receivable, net of allowance for doubtful
    accounts of $8,000                                         507,470
  Contracts in process                                       1,493,814
  Escrow deposits and other receivables, net of
    reserve for escrow loss of $96,108                         305,212
  Other current assets                                          17,428

      Total Current Assets                                   2,325,581

Property and equipment, at cost, net of accumulated
  depreciation and amortization of $299,057                     77,321
Investment in equipment - Mexican project                      685,525

Other Assets
  Database, net of accumulated amortization of $71,428         428,572
  Goodwill, net of accumulated amortization
    of $1,593,431                                            1,822,933
  Financing premium, net of accumulated amortization
    of $250,000                                                      -
  Deposits and other assets                                      1,729

      Total Assets                                          $5,341,661
























The accompanying notes are an integral part of these financial statements.

      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                     $  874,446
  Notes payable                                                136,561
  Contracts payable                                          1,493,814
  Amounts due to related parties                               763,399
  Note payable to stockholder - current portion                386,139
  Accounts payable and accrued expenses -
    Mexican project                                            630,842

      Total Current Liabilities                              4,285,201

Note payable to stockholder, net of current portion            540,000

Stockholders' Equity
  Common stock, par value $.032 per share;
    authorized 10,000,000  shares, issued and
    outstanding 9,509,123                                      304,292
  Convertible preferred stock, authorized 1,000,000
    shares, par value $10.00; 75,000 shares issued
    and outstanding                                            750,000
Additional paid in capital                                   3,314,934
Retained deficit (October 1, 1993)                             (59,033)
Retained deficit, subsequent to quasi-reorganization        (3,793,733)

      Total Stockholders' Equity                               516,460

      Total Liabilities and Stockholders' Equity            $5,341,661

            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS






                                                        For          For
                                                      the Year     the Year
                                                       Ended        Ended
                                                     September 30, September30,
                                                        1996          1995


Contract Revenues Earned                            $ 4,728,060 $ 3,650,189
Other Income                                             26,657           -

  Total Revenue                                       4,754,717   3,650,189

Cost of contract revenues earned                      4,054,494   3,263,097

Gross Profit                                            700,223     387,092

Operating Expenses
  Selling and administrative expenses                 1,430,004   1,255,143
  Depreciation and amortization                         320,178     197,701
  Interest expense                                      189,515      13,853
  Provision for bad debts                                14,619       8,000

Loss from operations                                 (1,254,093) (1,087,605)

Impairment loss                                      (1,430,349)          -

(Loss) before taxes                                  (2,684,442) (1,087,605)

Benefit from (provision for) income taxes                79,374      (2,028)

      Net (Loss)                                    $(2,605,068)$(1,089,633)

(Loss) per share                                    $      (.28)$      (.20)

Weighted average shares outstanding                   9,192,737   5,380,101


















The accompanying notes are an integral part of these financial statements.

            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





                                      Common Stock        Preferred Stock
                                  Shares      Amount      Shares    Amount

Balance, October 1, 1994
  (restated)                   4,026,990  $  128,864           -  $        -

Issuance of common stock       4,372,133     139,908           -           -

Issuance of preferred stock            -           -      75,000     750,000

Net loss for year ended
  September 30, 1995                   -           -           -           -

Balance, September 30, 1995    8,399,123     268,772      75,000     750,000

Issuance of common stock       1,110,000      35,520           -           -

Net loss for year ended
  September 30, 1996                   -           -           -           -

Balance, September 30, 1996    9,509,123  $  304,292      75,000   $ 750,000






























The accompanying notes are an integral part of these financial statements.

                                          Retained
                          Quasi-          Deficit
        Additional     Reorganization    Subsequent
         Paid In         (10-1-93)       To Quasi-
         Capital         Adjustment     Reorganization      Total


          $2,967,082     $  (59,033)  $   (99,032)    $2,937,881

             860,053              -             -        999,961

            (720,000)             -             -         30,000


                   -              -    (1,089,633)    (1,089,633)

           3,107,135        (59,033)   (1,188,665)     2,878,209

             207,799              -             -        243,319


                   -              -    (2,605,068)    (2,605,068)

          $3,314,934     $  (59,033)  $(3,793,733)    $  516,460



































            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the Years Ended
                                                       September 30,
                                                      1996        1995
OPERATING ACTIVITIES
  Cash Flows Used In Operating Activities:
    Net loss                                     $(2,605,068)$(1,089,633)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
    Depreciation and amortization                    320,178     197,701
    Expense paid by issuance of common stock          44,419     325,200
    Allowance for escrow loss                         96,108           -
    Provision for bad debts                           14,619       8,000
    Loss on assets disposed                            1,498           -
    Impairment loss                                1,430,349           -
    Decrease (increase) in contracts in
      progress                                     3,307,281  (1,064,716)
    Decrease (increase) in accounts receivable       407,370     (85,544)
    (Increase) decrease in other receivables
      and escrow deposits                           (354,669)     40,945
    (Decrease) increase in contracts payable      (3,241,958)  1,023,505
    Increase in accounts payable and accrued
      expenses                                       366,424      59,911
    (Decrease) increase in deferred taxes            (61,940)      2,208
    Decrease in escrow account                             -       7,702
    Decrease (increase) in other assets                7,184     (17,585)
      Net cash used in operating activities         (268,205)   (592,306)

INVESTING ACTIVITIES
  Cash Flows Used In Investment Activities:
    Acquisition of fixed assets                      (11,219)     (3,083)
    Investment in Mexican project                    (54,683)          -
      Net cash used in investing activities          (65,902)     (3,083)

FINANCING ACTIVITIES
  Cash Flows Used In Financing Activities:
    Issuance of common stock, net of direct
      offering costs of $35,100 in 1996 and
      $147,200 in 1995                               198,900     770,913
    Payment of financing premiums in
      connection with acquisition                          -    (415,000)
    Repayment of stockholder loans                    (2,000)    (16,850)
    Proceeds from loan payable -
      related parties                                110,583     425,486
    Repayment of notes payable                       (35,482)    (21,439)
    Cash paid to shareholder to purchase
      subsidiary                                           -    (100,000)
      Net cash provided by financing activities      272,001     643,110

Net (decrease) increase in cash and
  cash equivalents                                   (62,106)     47,721

Cash and cash equivalents, beginning of year          63,763      16,042

Cash and cash equivalents, end of year           $     1,657  $   63,763


The accompanying notes are an integral part of these financial statements.

            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted principles which contemplates continuation of the company as a going concern. Since the reorganization (October 1, 1993) through September 30, 1996, the Company has lost $3,793,733 on a consolidated basis. For the year ended September 30, 1996 the consolidated entity has sustained total losses of $2,605,068 and additionally the company has a working capital deficit of $1,959,620 as of that date. The company's Texas subsidiary, PTS, has experienced reduced volume in its core engineering professional placement business as well as substantial delays in a Joint Venture for a Mexican utility. The company's Florida subsidiary , which has derived the majoritive share of its revenue from the clean up of petroleum contamination at authorized sites in Florida, has completed the funding of projects it has had under the pre-existing Florida reimbursement program. Effective January 1, 1997 Florida has changed its program for authorizing site work. The company has yet to obtain a qualified project under the new program.

     Management plans to raise additional capital through the sale of its common stock and the obtainment of long term financing on the investment in equipment-Mexican project, or alternatively find a buyer for the entire Mexican project in its PTS subsidiary. Management is also considering a divisive re-organization of the PTS subsidiary to segregate the Mexican project from the placement services division of that company. Also, in the Texas subsidiary, the PTS management plans to improve its gross profit and refocus its efforts on its core professional placement services at margins sufficient to provide profitable operations. Management also plans to obtain some efficiencies of operations by consolidating some of the compatible functions and expenses of its subsidiaries. Management plans to reduce overhead in its Florida subsidiary and only take on such work it considers profitable in that company.

     In view of these matters, realization of the assets in the accompanying balance sheet is dependent upon future profitable operations of the Company's subsidiaries. Management believes that actions presently being taken to realize value from its investments, and settling its debts by limiting certain debts and issuing stock will provide the opportunity for the company to continue as a going concern.

NOTE 2 - NATURE OF BUSINESS

     Gulfstar Industries, Inc. (the "Company") was originally incorporated under the laws of the State of Delaware on December 3, 1986 as Flair Communications, Inc.

     After the completion of its public offering in August of 1987 as Flair Communications, the Company went through management and operational changes and on October 1, 1993 underwent a quasi-reorganization.



















            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - NATURE OF BUSINESS - (Continued)

     On September 26, 1994, the Company acquired all of the issued and outstanding shares of Tier Environmental Services, Inc. ("Tier of Florida"), a Florida corporation. The Company issued 1,491,032 restricted shares of the Company's common stock in exchange for all of the issued and outstanding common shares of Tier of Florida.

     On September 29, 1994 the Company changed its name to Tier Environmental Services, Inc. to reflect the above-mentioned merger and the new direction of the Company.

     On September 27, 1995, the Company entered into a merger and acquisition plan to acquire all the shares and assets of Plant Technical Services, Inc. ("PTS"), an engineering and technical services firm consulting to the power industry, located in Texas. The Company issued Seventy Five Thousand (75,000) shares of convertible preferred stock at a par value of Ten Dollars ($10) per shares, Seven Hundred Fifty Thousand (750,000) shares of common stock pursuant to SEC Rule 144, as well as cash and debt of $1,220,000 to the shareholders of PTS, in exchange for all the issued and outstanding stock of PTS.

     In February 1996, the Company changed its name to Gulfstar Industries,
     Inc.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Acquisition of Tier Environmental Services, Inc.

     On September 26, 1994 Gulfstar Industries, Inc. acquired all of the common stock of Tier Environmental Services, Inc. through an acquisition and redemption by Tier Environmental Services, Inc. of its common stock totaling approximately $2,982,400 in value, exclusive of acquisition costs. Tier's principal business is to provide environmental remediation services in the State of Florida, at petroleum contaminated sites designated by the State of Florida as sites subject to authorized reimbursement under the Inland Protective Trust Fund. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The agreement also called for the additional issuance of Gulfstar stock to Tier shareholders if the Company spun off a former subsidiary, which in turn the Company did on September 25, 1995. As such, the Company is required to issue an additional 357,133 shares which were included in the accompanying balance sheet and valued at $142,855. The excess (approximately $2,845,220) of the total acquisition cost over the recorded value of assets acquired was allocated to goodwill and was being amortized over 20 years. After reviewing the carrying value at September 30, 1996 over one half of the unamortized balance was written off to impairment loss due to the uncertainty of the effect of the change in the Florida program will have on the Company. The accompanying balance sheets include the assets and liabilities of Tier at September 30, 1996. The statement of operations includes Tier's results of operations for the years ended September 30, 1996 and 1995 since Tier was acquired on September 26, 1994.




            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Acquisition of Tier Environmental Services, Inc. - (Continued)

     Acquisition costs aggregating $250,000 ($75,000 in 1995 and $175,000 in 1994) have been capitalized as a result of this acquisition. Additional acquisition costs aggregating $340,000 and $516,250 were charged to additional paid in capital in 1995 and 1994 respectively. Such capitalized acquisition costs relate to financing costs associated with the acquisition, which represent premiums paid to a finance company to assist the funding of these projects and were being amortized over 5 years. Due to the change in the funding method of this program the balance was written off at September 30, 1996 and is included in impairment loss.
     Acquisition of Plant Technical Services, Inc.

     Plant Technical Services, Inc. is engaged in the professional engineering business, providing consulting, design, start-up support, operation, maintenance, contract personnel and construction management service to technical industries throughout the United States.

     On September 29, 1995 Gulfstar acquired all of the common stock of Plant Technical Services, Inc. (PTS) through an acquisition and redemption by PTS of its stock with the issuance of 750,000 shares of Gulfstar common stock, 75,000 shares of Gulfstar $10.00 preferred stock and cash and notes of $1,220,000, exclusive of acquisition costs. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The excess (approximately $1,277,000) of the total acquisition cost over the recorded value of assets acquired was allocated $500,000 to a proprietary database PTS developed which is being amortized over seven years and $571,144 (which has been reduced by $199,006 for the accrued loss on a long term contract net of a $6,772 deferred tax benefit) to goodwill which is being amortized over 20 years. The accompanying balance sheet includes the assets and liabilities of PTS at September 30, 1996. The statement of operations for the year ended September 30, 1995 does not include PTS since PTS was acquired on September 29, 1995.

     The historical income statements for the year ended September 30, 1995 do not include the revenue and expenses of the PTS subsidiary. In addition to combining the historical results of operations of the two companies, the pro forma calculations include adjustments for the estimated effect on the Company's historical results of operations for amortization and interest related to the acquisition. The pro forma results of operations, that follow below assume that both the acquisitions had occurred at the beginning of the year ended September 30, 1995.

















            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

          Condensed Historical and Pro Forma Information

                                                  For the         For the
                                               Year Ended      Year Ended
                                              September 30,   September 30,
                                                  1996            1995
                                               Historical      (Pro Forma)

      Total Revenue                           $ 4,754,717   $10,246,210

      Cost of Revenue                           4,054,494     8,604,605
      Operating Expenses                        1,954,316     3,093,405
      Impairment Loss                           1,430,349             -
      Benefit from Taxes                          (79,374)            -

      Net (Loss)                              $(2,605,068)  $ 1,451,800

      (Loss) Per Share                        $      (.28)  $      (.27)

      Weighted Average Shares Outstanding       9,192,737     5,380,101




     The following is a summary of the financial position of Tier at September 30, 1994 and PTS at September 30, 1995 before giving effect to recording the acquisition transactions:

                Tier Environmental Services, Inc.
                        September 30, 1994

          Current assets                                    $4,386,308
          Property and equipment                                21,923
          Other assets                                           1,729
                Total                                        4,409,960

          Current liabilities                                4,129,925
          Stockholders' equity                                 280,035
                Total                                       $4,409,960

                  Plant Technical Services, Inc.
                        September 30, 1995

          Current assets                                    $  459,208
          Property and equipment                                75,963
          Other Assets                                         764,394
                Total                                        1,299,565

          Current liabilities                                1,225,493
          Stockholders' equity                                  74,072
                Total                                       $1,299,565

            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

  Principles of Consolidation

  The accompanying consolidated balance sheet as of September 30, 1996 includes the accounts of the Company and the following subsidiaries with results of operations included for the period subsequent to the acquisition date:

                                               Date of Acquisition

    TIER Environmental Services, Inc.          September 26, 1994
    Plant Technical Services, Inc.        September 29, 1995

  As discussed below and in Note 8 the accompanying financial statements do not include the accounts of MBT Associates, Inc. In September 1995, the company retroactively rescinded the acquisition agreement with MBT Associates, Inc. entered into in June 1993 and subsequently instituted suit against MBT and its president ( a former president and director of Gulfstar) seeking damages for financial impropriety.

  All significant intercompany accounts and transactions have been eliminated.

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

  On September 25, 1995, the Company agreed with the initial selling shareholder of MBT Associates to spin off this subsidiary to him. Management was not able to ascertain from the preceding independent auditor of record, who is now deceased, certain information pertaining to the prior years consolidated financial statements, which included the assets and liabilities of MBT Associates (See Note 8). The present management did undertake to verify the parent company's records and has contacted the preceding auditor for purposes of the parent company's financial records other than those of the MBT subsidiary.

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


















            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Restatement and Reclassification of Financial Statement Presentation - (Continued)

     The above activities have been excluded from this consolidated financial statement and prior retained deficits, common stock and additional paid in capital have been restated to reflect this readjustment as a quasi-organization.

  Revenue Recognition

  During 1995, the Company's revenues were derived mainly from the reimbursement of subcontractor costs, plus a 15% fee, by the State of Florida on eligible contracts with site owners in the Company's Florida subsidiary, Tier Environmental Services. Revenues from cost-plus-fee contracts are recognized as costs are incurred during the period plus the fee earned. Contract costs consist mainly of subcontractor costs. On contracts with direct labor charges, revenues are recognized to the extent of hours incurred at allowable billing rates. "Contracts in Progress" represents the reimbursement due on subcontractor billings. "Contracts Payable" represents payments due to subcontractors. During 1996, the Company's primary revenues were derived mainly from engineering placement services, and were based upon standard billing rates charged by the hours worked. Corresponding expenses were recorded for all hours included in revenue. Additionally, during 1995 some revenue was recorded in the Florida subsidiary on a basis consistent with 1995.

  Cash and Cash Equivalents

  For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

  Fixed Assets

  Fixed assets are stated at cost less accumulated depreciation. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized.
  Depreciation of fixed assets is provided on the straight-line method over estimated useful lives of 5 to 7 years. The cost of assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in income for the period.

  Long-lived Assets

  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.





            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Goodwill

     Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over 20 years. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the goodwill, a loss is recognized for the difference between the fair value and carrying value of the goodwill.

     Financial Instruments

     The following methods and assumptions were used by the Company to estimate fair values of financial instruments as discussed herein:

     Cash and equivalents: The carrying amount approximates fair value because of the short period to maturity.

     Amounts due to related parties: The carrying value of the loans from related parties, based upon the terms at which those same loans would be made currently, approximate their fair value.

     Escrow deposits: The carrying value of escrow deposits was evaluated for the risk of loss, including prepaid interest charges, the Company expects to incur prior to the release and receipt of such escrow.

     Income Taxes

     SFAS No. 109 "Accounting for Income Taxes" was issued by the Financial Accounting Standards Board in February, 1992. SFAS No. 109 requires the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company adopted SFAS No. 109 for the year ended September 30, 1994.

     Concentration of Credit Risk and Economic Dependence

     Accounts receivable of Tier Environmental Services consist primarily of the Company's 15% markup on subcontractor costs, as allowed by the State of Florida. The subsidiaries existence is dependent upon the continued funding of petroleum-contaminated sites by the State of Florida. From time to time the state legislature has revised the statute which provides this funding and presently the fund has a legislated life of 30 years from the balance sheet date. The state, however, did change the method in which it will administer this program.












            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Concentration of Credit Risk and Economic Dependence - (Continued)

     The Company's subsidiary PTS is engaged in the professional engineering business, providing consulting, design, start-up support, operation, maintenance, contract personnel and construction management service to technical industries throughout the United States. The Company performs ongoing credit evaluations of its customers' financial condition and requires no collateral.

     The Company has major customers, each of which accounted for more than 10% of sales in 1996. Sales to these customers totaled $1,770,322 for the year ended September 30, 1996. Accounts receivable from these customers totaled $106,693 at September 30, 1996.

     The Company is dependent upon a secured creditor, not demanding payment on its demand note, which the creditor is a company affiliated with a stockholder and director of the Company.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Significant estimates included in the financial statements include the value ascribed the consideration of the Company's stock issued in connection with the acquisition of Tier in September, 1994 as well as the contingent shares issued in September 1995, the value ascribed to the Company's stock issued in connection with the acquisition of PTS in September, 1995, and the value ascribed to services provided the company which were compensated by the issuance of the Company's stock in the statement of operations for both the years ended September 30, 1996 and 1995. Other significant estimates include the anticipated loss on a long term contract, short fall accruals, allowance for escrow loss and the valuation allowance for deferred tax assets.

     Accounts payable and accrued expenses

  Accounts payable and accrued expenses consisted of the following at September 30, 1996:

           Trade accounts payable                            $ 171,408
           Accrued shortfall                                   313,107
           Administrative (expenses)                             6,042
           Accrued payroll                                     101,656
           Payroll taxes withheld                               74,202
           Accrued interest                                    158,194
           Accrued 401K contributions                           49,837
                                                             $ 874,446







            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Earnings Per Share

     Earnings per share amounts are computed based on the weighted average shares outstanding plus shares that would be outstanding assuming conversion of the preferred stock which are considered common stock equivalents.


     Schedule of Non Cash Investing and Financing Activities:

                                                 For the Years Ended
                                                     September 30,
                                                 1996            1995
      2,155,000 shares in 1995 of common
        stock issued for services in connection
        with stock offerings and acquisitions
        services and a like amount was
        credited to common stock and charged
        to additional paid in capital                   -   $1,551,600

      The value ascribed to the issuance of
        stock in connection with the
        acquisition of PTS subsidiary in 1995           -   $  330,000

      Contingent shares of common stock issued
        to Tier shareholders in 1995                    -   $  142,855

      110,000 and 485,000 shares issued in 1996
        and 1995 respectively, for services
        charged to operating expenses          $   44,419   $  325,200

      Reduction of and accrued expenses due to
        the novation of the Mexican contract
        with Hemyc                             $  269,357            -

      Reduction of contract receivable due to
        the novation of the Mexican contract
        with Hemyc                             $  214,668            -

      Reclassification of contract receivable
        to investment in equipment - Mexican
        project due to the novation of the
        contract mentioned above               $  630,842            -

NOTE 4 - CAPITAL STOCK

  Common Stock

  In December 1986 the Company authorized 3,000 shares and issued 1,000 shares of no par common stock. In 1987 the Company also sold 10,000 units of common stock and warrants in a public offering, which after giving effect to splits increased the outstanding shares of the Company to 3,625,000 and the authorized shares to 10,000,000 with a par value of $.004.






            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - CAPITAL STOCK - (Continued)

  Common Stock - (Continued)

  After additional issuances of stock from 1987 through 1993, and after adjusting for the effect of an eight to one reverse split recorded on September 22, 1994, the Company had 1,844,776 shares outstanding on October 1, 1993 with a par value $.032. On this date, additional paid in capital was charged with retained deficit amounts other than par value pursuant to the quasi-reorganization discussed in Note 3.

  During 1994, the Company sold 350,000 shares in an overseas offering which generated gross proceeds of $700,000 to the Company. Direct offering costs of $129,237 were incurred bringing net proceeds to the Company of $570,763.

  In connection with services rendered with the above transaction and the acquisition discussed in Note 3, the Company issued 341,182 shares of stock for services valued at $682,364. A corresponding charge to additional paid in capital for the same amount was recorded.

  In 1994, in connection with the Company's acquisition of TIER
  Environmental Services, Inc. (Florida) the Company issued 1,491,032 shares of common stock as discussed in Note 3. These shares are subject to the restrictions of SEC rule 144.

  In 1995 the Company sold 625,000 shares in an overseas offering which generated gross proceeds of $918,613 to the company. Direct offering costs of $147,700 were incurred bringing net proceeds to the Company of $770,913.

  In 1995 the Company issued 2,155,000 shares of common stock for services in connection with the overseas offerings and the acquisition of PTS discussed in Note 3. These shares were valued at $1,551,600 and a corresponding charge to additional paid in capital for the same amount was recorded.

  In connection with the acquisition of TIER of Florida discussed in Note 3, 357,133 shares of common stock were to be issued to the shareholders of TIER in 1996. The accompanying balance sheet reflects this transaction as if it had occurred on September 30, 1995.

  In 1996 and 1995 the Company issued 110,000 and 485,000 shares of common stock for services which were charged to operating expenses, respectively.

  The Company sold 1,000,000 shares in January and February 1996 in an overseas offering which generated gross proceeds to the company of $234,000. Direct offering costs of $35,100 were incurred bringing net proceeds to the Company of $198,900.













            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - CAPITAL STOCK - (Continued)

  Reserved shares

  In connection with the acquisition of TIER, discussed in Note 3, 357,133 shares of common stock became due during 1995. These shares, if and when issued, will be subject to restriction under SEC rule 144 and have been treated as outstanding as of September 30, 1996 and have yet to be issued.

  The Company has requested its transfer agent to withhold from issuance or alternatively block from future sale 136,466 shares issued for services. This action is pending the outcome of a countersuit with the disavowed shareholder. These shares are treated as outstanding as of September 30, 1996.

  In connection with the lawsuits and potential settlements anticipated thereon discussed in Note 8, management and the adverse parties have both indicated a willingness to resolve certain amounts in dispute with the issuance of common stock. The Company may have to increase its authorized shares of common stock above the existing 10,000,000 total in order to settle these matters.

  Preferred Stock

  The certificate of incorporation of the Company authorizes its board of directors to issue for value 1,000,000 shares of preferred stock, $10 par value. Preferred stock may be issued in series with such designations, relative rights, preferences and limitations as may be fixed from time to time by the board of directors of the Company. In connection with the acquisition of PTS, the Company issued 75,000 shares which are convertible into common stock on a one to one basis.

NOTE 5 - TRANSACTIONS WITH RELATED PARTIES

  The Company paid $35,100 in 1996 and $147,700 in 1995 to a company affiliated with a stockholder and former officer for fees in connection with the issuance of stock to overseas investors.

  In 1995 the Company also issued 410,000 shares to the above stockholder for services in connection with the Company's acquisitions. The 410,000 shares were valued at $295,000 and charged to additional paid in capital.

  During the year ended September 30, 1995, $325,200 was charged to operations based upon the value ascribed to services of a director and administrative assistant performed during the period for which they were issued 485,000 shares.

  During the year ending September 30, 1996, $44,419 was charged to operations based upon the value ascribed to 110,000 shares which were issued to a law firm and a consultant for services performed during the period.











            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - TRANSACTIONS WITH RELATED PARTIES - (Continued)

     Included in amounts due to related parties at September 30, 1996 for expenses advanced by a company affiliated with a stockholder and director of the company is $754,399 and $9,000 advanced from a corporate stockholder. Other than the $9,000 from the corporate stockholder, these amounts bear an interest rate of prime and are due upon demand.

     Note payable to stockholder (the former sole stockholder of PTS) includes $7,145 of a non-interest bearing instrument. Additionally, this note has been reduced by amounts reserved for the anticipated loss on long term contract and $918,944 remains which represents the balance on the acquisition note after such reduction, bearing interest at 8%. $72,760 of interest was accrued on this note and is included in interest expense and accrued expenses for the year ending September 30, 1996.

NOTE 6 - PROPERTY AND EQUIPMENT

     Property and equipment at September 30, 1996 consisted of the following:

      Furniture and fixtures                        $  83,930
      Office equipment                                 15,160
      Equipment                                       273,806
      Software                                          1,820
      Leasehold improvements                            1,662

         Total                                        376,378
      Less:  accumulated depreciation                (299,057)
                                                    $  77,321

NOTE 7 - LEASES

     The Company leases certain of its office facilities and office equipment under operating leases. Future minimum lease payments as of September 30, 1996 are:

      Year

      1997                                           $ 17,556
      1998                                             17,556
      1999                                             17,556
      2000                                              5,852
      Total                                          $ 58,520

  Rent expense for all premises leases for 1996 and 1995 was approximately $36,164 and $22,000 respectively. Rent expenses for equipment leases for 1995 was $10,674.



















            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - COMMITMENTS AND CONTINGENCIES

  The Company's Tier subsidiary is a defendant in various lawsuits from vendors who are seeking moneys which are payable, by the State of Florida, for services related to the assessment and clean-up of petroleum contamination. The services for which payments are sought are generally authorized for reimbursement pursuant to legislative enactments. The lawsuits have mostly resulted from the State of Florida delaying payments and by eliminating the payment of interest. The Company has been successful in eliminating similar lawsuits as its "funding packages" are factored, as discussed in Note 10 and submitted to the State of Florida. Also in lieu, the Company can pay the plaintiffs the amount due and then recoup most or all of these funds from the State of Florida. Management believes that the lawsuits will be settled within the next fiscal year without significant effect on the Company's financial statements.

  The Company is also a defendant in four cases not related to reimbursement from the State of Florida. These cases involve allegations of direct debts of the Company. The original debts of the plaintiff's have been recorded on the Company's financial statements. The management of the Company is negotiating to resolve these cases and expects settlement prior to court proceedings.

  The State of Florida has notified the Company of approximately $220,000 of expenses included in funded packages that will not be approved for reimbursement. The investor's who funded the packages will seek reimbursement from the Company on these shortfalls.

  Included in the Company's Statement of Operations for 1995 are expenses totaling approximately $75,000 for professional and consultant fees related to an unsuccessful attempt to obtain bond financing for funding packages in lieu of investor funds.

  The Company's subsidiary PTS has various claims and pending actions incident to the business operations of the Company including equipment delivered for the Mexican project. One supplier obtained a judgement of $388,904, which is included in the amounts already recorded as payables for this project. In the opinion of management, the Company's potential liability in all pending actions and claims has been properly accrued for.

  The Company's subsidiary PTS has entered into an employment agreement with its President for a period of five years beginning September 29, 1995 that provides for a minimum annual salary of $150,000 and also benefits, performance bonuses and a commission of 1% of the purchase price on all acquisitions completed on behalf of the Company. The Company terminated the president in May of 1996 and is involved in litigation with their former president. The former president is seeking salary under the terms of the employment agreement and under a cross complaint the Company is seeking a reduction in the note payable, discussed in Note 5, pursuant to its lawsuit which among other things alleges breech of contract, failure to disclose a pending lawsuit as well as misrepresentation of financial conditions.






            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - COMMITMENTS AND CONTINGENCIES - (Continued)

     The Company's subsidiary PTS has also entered into an employment agreement with its Vice President for a period of three years commencing September 29, 1995 that provides for annual compensation of $72,000 plus benefits and an option to purchase common stock of the Company valued at $100,000 issued in the form of a warrant.

     In connection with the spin off of its MBT subsidiary discussed in Note 3, the Company subsequently became aware of the possibility of financial improprieties and potential misstatements in financial statements previously issued. The Company has initiated a lawsuit against the former president of this subsidiary to whom the other subsidiary had been spun off to. The suit alleges, amongst other items, that the president did not make available financial information as required in its agreement to the parent company. The Company is seeking $5,000,000 in damages, in a lawsuit filed in Florida. Both the former president and the former subsidiary corporation have defaulted and the Company is proceeding to obtain a default judgement against them. The Company cannot at this time reasonably predict whether it will be able to collect this judgement.

NOTE 9 - INCOME TAXES

     Provision for income taxes relating to the company's Tier subsidiary consists of the following:
                                                         1996       1995
           (Income tax expense) benefit from taxes
            - deferred                               $ 61,440   $ (2,028)

  Provision for income tax differs from income tax expense that would result from applying domestic statutory rates to pretax income from continuing operations as follows:
                                                        1996        1995

           Effect of non-deductible expenses        $      -    $    506
           Deferred tax effects of temporary
             differences                              79,374      (2,534)
           (Provision for) benefit from income
             taxes                                  $ 79,374    $ (2,028)

  Deferred taxes consist of the following at September 30, 1996:

           Total deferred tax assets                        $1,313,129
           Less:  valuation allowance                       (1,171,276)
                                                               141,853
           Total deferred tax liabilities                     (141,853)
           Net deferred tax liability                       $        -















            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES

  Deferred tax assets and liabilities are attributable to temporary differences relating to accounts receivable and accounts payable that arise primarily because one of the Company's subsidiaries is on a cash basis for federal income tax purposes. The other subsidiary has deferred tax assets which are attributable to temporary differences relating to the anticipated loss on long term contracts. The approximate tax affects of these temporary differences are reflected in the figures for total deferred tax assets and total deferred tax liabilities above. In addition, the Company has net operating loss carryovers of approximately $6,426,658 available to offset taxable income. At the date of the quasi-reorganization discussed in Note 3 the Company had available net operation loss carryforwards of $3,050,140 after which the tax benefits will be reported as a direct addition to contributed capital if the tax benefits are recognized in a subsequent year. Deferred tax assets are provided on net operating loss carryforwards for tax purposes of $3,376,518 which have arisen subsequent to the quasi-reorganization.

NOTE 10 - FINANCING OF RECEIVABLES

  Sale of Receivables:

  During 1992, the company's PTS subsidiary began selling all or part of its trade receivables to a financial institution. Under the terms of the agreement, the Company receives 85% of the sold receivable on a nonrecourse basis. Of the remaining 15%, 2% is retained by the financial institution as a fee charged to the company and 13% is remitted to the Company upon receipt from the Company's customer. As of September 30, 1996 included in other receivables is a balance due from financial institutions of $48,774

  Outside Funding of Vendors By Investors:

  The Company's Tier subsidiary has paid premiums to finance companies to fund certain project receivables upon completion approval by the state of Florida. No amounts are outstanding as of September 30, 1996 on such receivables. In connection with this sale the unamortized bonding premiums were written off to zero and included in impairment loss.

  The Receivables of the Tier subsidiary have been used as collateral to fund the payment of certain contracts payable to vendors which in turn have been funded by outside investors.

  In connection with the funding and closing of individual contracts, $291,237 has been escrowed for various potential charges by Florida or the funder of which the company estimates $96,108 to be the allowance for escrow loss.














            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - DEFINED EMPLOYEE CONTRIBUTION PLANS

     Effective May 1, 1990, the Company's PTS subsidiary adopted the Comerica Bank-Texas Profit Sharing and 401(k) Master Defined Contribution Plan and Trust. All employees are eligible for participation. The Company may make matching contributions equal to the participant's eligible contributions, which may not exceed 5% of the participant's compensation for the plan year. No matching contributions to the plan were made during the year ending September 30, 1996.

NOTE 12 - NOTES PAYABLE

     Notes payable consists of the following at September 30, 1995:

          Note payable, 8% interest, originally due
            December 1, 1994, unsecured and in arrears       $  48,000

          Note payable, 9% interest, originally due
            December 23, 1993, unsecured and in arrears         25,000

          Note payable, 9% interest, originally due
            November 18, 1993, unsecured and in arrears         33,000

          Note payable, 8% interest, originally due
            December 22, 1994, unsecured and in arrears         30,561

                                                             $ 136,561

NOTE 13 - SEGMENT INFORMATION

     The Company operated principally in two industries, engineering placement services and remediation of gasoline contaminated properties. Operations in the engineering placement service involve the placement of qualified people from the company's pool of professionals at utility companies in North America for a fee. Operations in remediation services involves managing for a fee clean up on approved sites and subsequent reimbursement in the State of Florida. Total revenue by industry includes both sales to unaffiliated customers, as reported in the Company's consolidated income statement.

     Operating profit is total revenue less operating expenses. In computing operating profit, none of the following items has been added or deducted: general corporate expenses, interest expense, income taxes. Depreciation and amortization for engineering placement services and remediation services, respectively was $123,666 and $196,401. Capital expenditures for the two industries was $11,277 and $0, respectively.

     Identifiable assets by industry are those assets that are used in the Company's operations in each industry.













            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - SEGMENT INFORMATION - (Continued)

     To reconcile industry information with consolidated amounts, eliminations have been made for intercompany advances and intercompany charges.

                            Engineering
                            Placement    Remediation   Elimi-
                            Services     Services      nations   Consolidated

      Sales to
        unaffiliated
        customers             $3,672,357  $1,082,360  $       0 $4,754,717
      Intersegment
        sales                          -           -          -          -

        Total revenue         $3,672,357  $1,082,360  $       0 $4,754,717

      Operating loss            (215,321) (2,106,746)    66,282 (2,255,785)

      General corporate
        expenses                                                   239,142
      Interest expense                                             189,515

        Income from
         continuing
         operations
         before income
         taxes                                                  (2,684,442)

      Identifiable
        assets at
        September 30,
        1996                  $2,174,249  $3,349,289  $(181,877)$5,341,661

        Total assets at
          September 30,
          1996                                                   5,341,661



NOTE 14 - SUBSEQUENT EVENTS

  In December 1996, the president of the Florida subsidiary resigned along with the remaining full time employees of this division. The Company has engaged and will engage a consultant to review administer the remaining contracts in progress, and follow up potential short falls and escrows relating to the projects, as funded under Florida's prior reimbursement plan.

  Effective January 1, 1997 the Company will solicit, yet has to obtain, contracts under the new program and cannot reasonably predict the cash flow from this division. The effect of this may be to cease all current reserve in the Florida subsidiary. The Company has included in impairment loss one-half of the remaining value of goodwill recorded when this subsidiary was acquired as well as 100% of the remaining bonding premiums paid to provide funding under the prior method of funding these contracts.






Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  NONE


                             PART III

Item 9.     Directors and Executive Officers of Registrant.

  (a) Directors and Officers. The following schedule sets forth the name of each director and officer of the Company and the nature of all positions, and offices with the Company presently held by them during the fiscal year ended September 30, 1996. Each director and officer, except Amin Bishara who was appointed temporarily to fill a vacancy, has been elected until the next annual meeting of shareholders of the Company, or until his successor shall have been elected and qualified. As part of the acquisition agreement with Plant Technical Services, Inc., of Texas, some of the previous directors have resigned and new directors have been appointed in their place as of September 30, 1996.

  The executive officers and directors of the Company are as follows:

Name                             Age      Position Held

Warren Douglas Cattanach         51       Director and Officer
                                          (resigned December, 1996)

George E. Fiske                  60       Director and Officer
                                          (resigned January, 1997)

Amin T. Bishara                  51       Director (Temporary)
                                          (terminated May, 1996)

Frank Corris                     49       President of Plant
                                          Technical Services, Inc.
                                                   (retired April, 1997)
William O'Callaghan              55       Outside Director

Martin Sportschuetz              35       Outside Director

Jochen Brenner                   30       Outside Director

     Warren Douglas (Doug) Cattanach, had been the President and CEO of Tier of Florida since January of 1994. He had served as Vice President and Construction Coordinator of Tier since June of 1992. Previous to that position was the Vice President, Chief Estimator and Project Manager of the Greater Bay Construction Company, where he was involved in commercial construction projects of up to $5m.
His experience as Project Coordinator and General Manager was gained while working for Innovative Remodeling and Design, Inc.; Soltesz/Brandt Development Corporation; and Chattan Development Corporation, during the period from June 1989 until September 1991. On December 26, 1996, Mr. Cattanach resigned as president of Tier of Florida.

     Amin T. Bishara joined the Company as a temporary Director on September 27, 1995, pending stockholder approval, as part of the acquisition and merger agreement with Plant Technical Services, Inc. Mr. Bishara was the majority shareholder of PTS and originally stayed on as the President of the subsidiary and was assigned a seat on the Board of Directors. On May 19, 1996 Mr. Bishara was terminated. The Company is presently in litigation with Mr. Bishara.


     Martin Sportschuetz became a director in March, 1996 and represents the interest of various German clients who have invested in the Company since 1993.


Item 9.   Directors and Executive officers of Registrant. - (continued)

     Mr. Jochen A. Brenner became a director of the Company in connection with the shareholders' meeting of March 15, 1996, in representation for the interest of German clients who have been purchasing the Company's securities in the open market since 1993. Mr. Brenner is the founder and chief executive officer of SFU Group, Ltd. SFU manages funds for a number of other private investors, including investments in real estate, energy, and currency trading. Mr. Brenner attended the University of Hohenheim, Stuttgart, where he studied economics from 1986 to 1989.



Item 10.  Executive Compensation.
                                                                   Securities
                                                                   of property
                                                   Salaries,        insurance
                                                     fees,         benefits or
                                                   director's       repayment
Name of individual                                   fees,             of
or number of                  Capacities in        commission       personal
persons in group               which served        and Bonuses      Benefits

Warren Douglas Cattanach  Director/Officer    $ 105,470      0

Amin T. Bishara           Director (Temporary)   73,500      0

Frank Corris              Officer                70,970      0

Officers and Directors
  as a group                                  $ 249,940      0


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     Management

     The following table sets forth the number of Common Shares of the Company owned by record, or to the knowledge of the Company, beneficially, by each Officer or Director of the Company and by each person owning five percent or more of the Company's outstanding shares, as of September 30, 1996.

                                      Amount and Nature of      Percentage of
Name and Address                      Beneficial Ownership       Class Owned

Warren Douglas Cattanach                            609,250            7.09%

Amin T. Bishara                                     750,000            8.73%


     All officers and directors as a group own 1,359,250 or 15.82% of the outstanding shares of the Company.


Item 12.  Certain Relationships and Related Transactions.

     The Company paid $35,100 in 1996 and $147,700 in 1995 to a company affiliated with a stockholder and former officer for fees in connection with the issuance of stock to overseas investors.

     In 1995 the Company also issued 410,000 shares to the above stockholder for services in connection with the Company's acquisitions. The 410,000 shares were valued at $295,000 and charged to additional paid in capital.


Item 12.  Certain Relationships and Related Transactions. - (continued)


     During the year ended September 30, 1995, $325,200 was charged to operations based upon the value ascribed to services of a director and administrative assistant performed during the period for which they were issued 485,000 shares.


     During the year ending September 30, 1996, $44,419 was charged to operations based upon the value ascribed to 110,000 shares which were issued to a law firm and a consultant for services performed during the period.


     Included in amounts due to related parties at September 30, 1996 for expenses advanced by a company affiliated with a stockholder and director of the company is $754,399 and $9,000 advanced from a corporate stockholder. Other than the $9,000 from the corporate stockholder, these amounts bear an interest rate of prime and are due upon demand.

     Note payable to stockholder (the former sole stockholder of PTS) includes $7,145 of a non-interest bearing instrument. Additionally, this note has been reduced by amounts reserved for the anticipated loss on long term contract and $918,944 remains which represents the balance on the acquisition note after such reduction, bearing interest at 8%.

     Accounts receivable of Tier Environmental Services consist primarily of the Company's 15% markup on subcontractor costs, as allowed by the State of Florida. The subsidiaries existence is dependent upon the continued funding of petroleum-contaminated sites by the State of Florida. From time to time the state legislature has revised the statute which provides this funding and presently the fund has a legislated life of 30 years from the balance sheet date. The state, however, did change the method in which it will administer this program.

     The Company has major customers, each of which accounted for more than 10% of sales in 1996. Sales to these customers totaled $1,770,322 for the year ended September 30, 1996. Accounts receivable from these customers totaled $106,693 at September 30, 1996.

     The Company is dependent upon a secured creditor not demanding payment on its demand note. The creditor is a company affiliated with a stockholder and director of the Company.

                             PART IV

Item 13.  Exhibits.

     (a)(1)    The following is a list of exhibits filed as part of this
               Annual Report on Form 10-KSB.  Where so indicated by footnote, exhibits which were previously filed are incorporated by
               reference.
Exhibit Number
Reference      Description

(3a)*          Articles of Incorporation, as amended
(3b)*          By-laws, as amended
(4)*           Specimen of Common Stock certificate
(101)*         Agreement and merger plan between Tier Environmental Services,
               Inc. and Plant Technical Services, Inc.
(10m)*         Employment Agreement with:
               (a)  Amin Bishara
               (b)  Frank Corris
(11) 1.)       Computation of Earnings Per Share
(12)*          Agreement of Sale between Tier Environmental Services, Inc.
               and MBT
               Associates, Inc.
(27) 1.)       Financial Data Schedule for the fiscal year ended September
               30, 1996

* The above items were previously filed and are hereby incorporated by reference.
1.   Enclosed herewith

Item 14.


                            SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.



                    Gulfstar Industries, Inc.
                           (Registrant)


        By:




        Dated:



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated


NAME                                        CAPACITY



William O'Callaghan                         Acting Chairman

Exhibit 11.

            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                COMPUTATION OF PER SHARE EARNINGS
             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)









                                              For the Years Ended
                                                  September 30,
                                               1996           1995

Computation of primary earnings per common share

  Average shares outstanding                    $ 9,193    $ 5,380

        Total                                   $ 9,193    $ 5,380

Net (Loss)                                      $ 2,605    $(1,090)

Net (loss) per share                           $  (.28)       $  (.20)



1. Earnings per share are based on the weighted average shares outstanding for all periods presented giving recognition for the conversion of 75,000 preferred shares to common stock in 1995.