Form 10QSB
period 1996-12-31
GULFSTAR INDUSTRIES INC
filed 1999-02-17
CIK 820789

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended December 31, 1996Commission File No. 133-16736


    Gulfstar Industries, Inc. (formerly TIER Environmental Services, Inc.
      (Exact name of registrant as specified in its charter)

           Delaware                                      23-2442288
      (State or other jurisdiction of    (I.R.S. Employer Identification Number)
      incorporation or organization)


20505 U.S. 19N. #12-283, Clearwater, FL                     34624
 (Address of principal executive offices)                 (Zip Code)


Issuer's telephone number, (813)   441    -   4442


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

     Yes:                No:   X


Transitional Small Business Disclosure Format:

     Yes:   X            No:


The number of shares outstanding of each of the registrant's classes of common stock as of December 31, 1996 is 9,106,365 shares all of one class of $.032 par value common stock.

            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)



                              INDEX

                                                            PAGE

PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheet - December 31, 1996     1

          Consolidated Statements of Operations - Three Months
            Ended December 31, 1996 and December 31, 1995    2

          Consolidated Statement of Cash Flows - Three Months
            Ended December 31, 1996 and December 31, 1995   3-4

          Notes to the Consolidated Financial Statements    5-6

          Management's Discussion and Analysis of financial
            conditions and results of operations            7-8


PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                                  9

          Item 2.   Changes in Securities                              9
          Item 3.   Defaults Upon Senior Securities                    9

          Item 4.   Submission of Matters to a Vote of                 9
                      Security Holders

          Item 5.   Other Information                                  9

          Item 6.   Exhibits on Reports on Form 8-K                    9

Signature Page                                                             10

            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)
                   CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1996





      Assets

Current Assets
  Cash                                                        $      129
  Accounts receivable, net of allowance for
    doubtful accounts of $8,000                                  237,433
  Other receivables and escrow deposits                           73,163

      Total Current Assets                                       310,725

Property and equipment, at cost, net of accumulated
  depreciation and amortization of $279,531                       57,996

Other Assets
  Database, net of accumulated amortization of $89,285           410,715
  Goodwill, net of accumulated amortization of $35,700           535,444
  Idle equipment                                                 685,525

      Total Assets                                            $2,000,405

            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)
            CONSOLIDATED BALANCE SHEETS - (Continued)
                        DECEMBER 31, 1996





      Liabilities and Stockholders' Deficit

Current Liabilities
  Accounts payable and accrued expenses                       $  496,013
  Amounts due to related parties                                 805,765
  Note payable to stockholder - current portion                  476,139
  Accounts payable and accrued expenses - Mexican Project        630,842

      Total Current Liabilities                                2,408,759

Note payable to stockholder, net of current portion              450,000

Stockholders' Deficit
  Common stock, par value $.032 per share; authorized
    10,000,000  shares, issued and outstanding 9,181,365         291,404
  Convertible preferred stock, authorized 1,000,000
    shares, par value $10.00; 75,000 shares issued
    in 1995                                                      750,000
Additional paid in capital                                     3,166,718
Retained deficit (October 1, 1993)                               (59,033)
Retained deficit, subsequent to quasi-reorganization          (5,007,443)

      Total Stockholders' Deficit                               (858,354)

      Total Liabilities and Stockholders' Deficit             $2,000,405

            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)
              CONSOLIDATED STATEMENTS OF OPERATIONS




                                                           For the
                                                      Three Months Ended
                                                         December 31,
                                                       1996         1995

Contract Revenues Earned                           $  967,260 $1,585,107
Other fees and income                                       -     22,269

    Total Revenue                                     967,260  1,607,376

Cost of contract revenues earned                      822,028  1,332,631

Gross Profit                                          144,232    274,745

Operating Expenses
  Selling and administrative expenses                 174,383    322,492
  Depreciation and amortization                        28,896     83,003
  Interest expense                                     16,502     33,989
  Acquisition expenses                                      -     28,405
  Provision for bad debts                               2,000          -

Loss from operating activities                        (77,549)  (193,144)

Loss from discontinued operation of Florida
 environmental subsidiary including $1,101,929
 impairment of goodwill, $38,946 of bad debts,
 $16,403 abandonment of fixed assets,
 $196,132 cancellation of indebtedness income
 and $213,961 loss from operations during the
 phase out period                                  (1,136,162)         -

Provision for taxes                                         -          -

      Net Loss                                    $(1,213,711)$ (193,144)

(Loss) per share                                    $   (.132) $   (.023)

Weighted average shares outstanding                 9,181,365  8,474,123

            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)
              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   For the Three Months Ended
                                                          December 31,
                                                       1996         1995
OPERATING ACTIVITIES
  Cash Flows Used In Operating Activities:
    Net loss from operations                        $ (77,549)   $(193,144)
    Adjustments to reconcile net loss to cash
      used in operating activities:
    Expense reduction due to the rescission of
      common stock                                    (18,250)           -
    Depreciation and amortization                      28,896       83,003
    Provision for bad debts                             2,000            -
    (Increase) in contracts in progress                     -     (168,138)
    (Increase) decrease in accounts receivable        (60,716)     103,433
    (Increase) decrease in other accounts
      receivable and escrow deposits                        -       10,020
    (Increase) in contracts receivable                      -      (25,666)
    (Decrease) in accounts payable and accrued
      expenses                                        160,090      (92,838)
    Increase in contracts payable                           -      168,138
    (Increase) decrease in deposits and
      prepaid expenses                                      -       10,138
    Increase in accrued interest                       16 502            -
                                                       50,973     (105,054)

DISCONTINUED OPERATING ACTIVITIES:
 Cash Flows (Used In) Discontinued Operating
   Activities:
   Net loss                                        (1,136,162)            -
   Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                           -             -
    Expense paid by issuance of common stock                -             -
    Allowance for escrow loss                          38,946             -
    Provision for bad debts                            16,403             -
    Loss on assets disposed                         1,101,929             -
    Impairment losses                                  59,571             -
    Cancellation of indebtedness                    1,616,552             -
    Decrease (increase) in contracts in progress    1,493,814             -
    Decrease (increase) in accounts receivable        720,491             -
    (Increase) decrease in other receivables and
      escrow deposits                                 304,212             -
    (Decrease) increase in contracts payable       (1,493,814)            -
    (Decrease) increase in accounts payable and
      accrued expenses                             (1,157,891)            -
    (Decrease) in deferred taxes                            -             -
    Decrease in escrow account                              -             -
    Decrease (increase) in other assets                     -             -
      Net cash (used in) discontinued operating
       activities                                     (52,501)            -

INVESTMENT ACTIVITIES
  Cash Flows Used In Investment Activities:
    Capital expenditures                                    -        (2,896)
                                                            -        (2,896)

            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)
       CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)


                                                   For the Three Months Ended
                                                          December 31,
                                                       1996         1995
FINANCING ACTIVITIES
  Cash Flows Used In Financing Activities:
    (Repayment) of stockholder loans                        -      (28,769)
    Proceeds from loan payable - related parties
     (net)                                                  -      122,895
    (Decrease) increase in notes payable (net)              -      (25,098)
                                                            -       69,028

Net (decrease) in cash and cash equivalents            (1,528)     (38,922)

Cash and cash equivalents, beginning of the period      1,657       63,763

Cash and cash equivalents, end of the period        $     129    $  24,841

A.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. Earnings per share are based on weighted average shares outstanding for all periods presented giving effect to 75,000 convertible preferred shares treated as a common stock equivalent. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on form 10-K for the year ended September 30, 1996.

B.   PURCHASE OF SUBSIDIARIES

     Acquisition and Discontinuation (during the Quarter Ending December 31,
     1996) of Tier Environmental Services, Inc.

     On September 26, 1994 Gulfstar Industries, Inc. acquired all of the common stock of Tier Environmental Services, Inc. through an acquisition and redemption by Tier Environmental Services, Inc. of its common stock totaling approximately $2,982,400 in value, exclusive of acquisition costs. Tier's principal business is to provide environmental remediation services in the State of Florida, at petroleum contaminated sites designated by the State of Florida as sites subject to authorized reimbursement under the Inland Protective Trust Fund. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The agreement also called for the additional issuance of Gulfstar stock to Tier shareholders if the Company spun off a former subsidiary, which in turn the Company did on September 25, 1995. As such, the Company was required to issue an additional 357,133 shares which were included in the accompanying balance sheet and valued at $142,855. The excess (approximately $2,845,220) of the total acquisition cost over the recorded value of assets acquired was allocated to goodwill and is being amortized over 20 years. The statement of operations includes Tier's results of operations for the three months ended December 31, 1995 since Tier was acquired on September 26, 1994, and during the current quarter, December 31, 1996, the company recorded the discontinuation of this subsidiary.

     Acquisition of Plant Technical Services, Inc.

     Plant Technical Services, Inc. is engaged in the professional engineering business, providing consulting, design, start-up support, operation, maintenance, contract personnel and construction management service to technical industries throughout the United States.

     On September 29, 1995 Gulfstar acquired all of the common stock of Plant Technical Services, Inc. (PTS) through an acquisition and redemption by PTS of its stock with the issuance of 750,000 shares of Gulfstar common stock, 75,000 shares of Gulfstar $10.00 preferred stock and cash and notes of $1,220,000, exclusive of acquisition costs. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The excess (approximately $1,278,000) of the total acquisition cost over the recorded value of assets acquired was allocated $500,000 to a proprietary database PTS developed and is expected to be amortized over seven years and $571,144 to goodwill which is being amortized over 20 years. The accompanying balance sheet includes assets and liabilities of PTS at December 31, 1995. The statement of operations for December 31, 1994 does not include PTS since PTS was acquired on September 29, 1995.

C.     RELATED PARTY TRANSACTIONS

  During the quarter ending December 31, 1995, $162,600 was charged to operations based upon the value ascribed to services of a director and administrative assistant performed during the period for which they were issued 242,500 shares.

  Included in amounts due to related parties at December 31, 1996 for expenses advanced by a company affiliated with a stockholder and director of the company is $796,765 including $81,822 of accrued interest at 12% and $9,000 advanced from a corporate stockholder.

  Note payable to stockholder (the former sole stockholder of PTS) includes $7,145 of a non-interest bearing instrument. Additionally, this note has been reduced by amounts reserved for the anticipated loss on long term contract and $918,944 remains which represents the balance on the acquisition note after such reduction, bearing interest at 8%. $18,380 and $0 of interest was accrued on this note and is included in interest expense and accrued expenses for the three month periods ending December 31, 1995 and December 31, 1996, respectively.

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

ABOUT THE SUBSIDIARIES

TIER Environmental Services, Inc.

The primary revenue of this environmental subsidiary came from its work in direct cooperation with the Florida legislature towards reimbursement for eligible sites for environmental clean-up. The Governor's executive order dated March 8, 1995 in reference to the Inland Protection Trust Fund (the "fund") referendum has caused some confusion over the past few months. For the purpose of clearing this up and stating the facts, the fund is still very much in place, claims are still being paid by the State, and the interests of the contractors as well as those of the investors are still being met.

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

During the quarter ended December 31, 1996, due to the change in the method the state provided funding of this program, the company discontinued operations in this subsidiary and recorded a loss on all remaining assets of this subsidiary.

Plant Technical Services

The primary revenue sources of this subsidiary comes from utilities in North America with high demands at peak periods for engineering professionals.

During the fourth quarter 1995 the Company's former president spent a substantial portion of his time pursuing one acquisition in Mexico, the Hemyc Group (see form 10-K for the fiscal year ended September 30, 1995) which in turn, the Company has since rescinded. The Company has also continued to attempt to resolve a joint venture with the Hemyc Group which was substantially delayed as for the fiscal year ended September 30, 1995. This subsidiary recorded a loss on the contract to the extent it has accrued costs associated with the joint venture and charged the same loss to amounts due to the former president shareholder. The remaining assets of this joint venture are recorded as idle equipment as of December 31, 1996.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1996 vs. December 31, 1995

The Company's historical results from operations for the three months ended December 31, 1995 consisted a loss of $193,144 on total revenues of $1,607,376. These included the operations of both the PTS and Tier subsidiary. The results of operations for the three months ended December 31, 1996 includes the PTS subsidiary with a net loss of $77,549 and the Tier Environmental subsidiary reported its results as discontinued operations with a net loss of $1,136,162.

Liquidity and Working Capital

The Company's working capital continued to decline during the quarter ended December 31, 1996. At September 30, 1996 the Company had a deficit of $1,959,320 as compared to a deficit of $2,098,034 at December 31, 1996.

The Company has tried to increase its traditional volume of engineering services of its PTS subsidiary and by obtaining a factoring agreement to assist the funding of operations until such time the company can obtain profitability.

                   PART II - OTHER INFORMATION



Item 1.     Legal Proceedings

       On May 15, 1995 the Company terminated and initiated legal action against the former president and shareholder of its PTS subsidiary. Both subsidiaries are defendants in various litigations with debtors, over contract obligations and performance clauses.

Item 2.     Changes in Securities

       NONE

Item 3.     Defaults Upon Senior Securities

       NONE

Item 4.     Submission of Matters to a Vote of Security Holders

       NONE

Item 5.     Other Information

       NONE

Item 6.     Exhibits and Reports on Form 8-K

       NONE

                            SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  GULFSTAR INDUSTRIES, INC.
                                  FORMERLY TIER ENVIRONMENTAL SERVICES, INC.




Dated: December 31, 1998,           By:/s/William O'Callaghan
 and submitted with                    William O'Callaghan, Acting President
 re-assigned access codes
 February 12, 1999