Form 10QSB
period 1997-03-31
GULFSTAR INDUSTRIES INC
filed 1999-02-18
CIK 820789

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended March 31, 1997Commission File No. 133-16736


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

     Yes:   X            No:


The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1997 is 9,106,365 shares all of one class of $.032 par value common stock.

            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)



                              INDEX

                                                            PAGE

PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheet - March 31, 1997         1

          Consolidated Statements of Operations - Six Months
            Ended March 31, 1997 and Six Months Ended
            March 31, 1996                                    2

          Consolidated Statement of Changes in Stockholders Equity for the Year and Six Months Ended March 31, 1997 3-4

          Statement of Cash Flows - Six Months Ended
            March 31, 1997 and Six Months Ended
            March 31, 1996                                   5-6

          Notes to Financial Statements                      7-8

          Management's Discussion and Analysis of financial
            conditions and results of operations             9-10


PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                         11

          Item 2.   Changes in Securities                     11

          Item 3.   Defaults Upon Senior Securities           11

          Item 4.   Submission of Matters to a Vote of
                      Security Holders                        11

          Item 5.   Other Information                         11

          Item 6.   Exhibits on Reports on Form 8-K           11

Signature Page                                                12

            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)
                    CONSOLIDATED BALANCE SHEET
                          MARCH 31, 1997





      Assets

Current Assets
  Cash                                                      $       129

      Total Current Assets                                          129

      Total Assets                                          $       129

      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                     $   283,996
  Notes due to related parties                                  821,649

      Total Current Liabilities                               1,105,645

Stockholders' Equity
  Common stock, par value $.032 per share;
    authorized 10,000,000  shares, issued
    and outstanding 9,106,365                                   291,404
  Convertible preferred stock, authorized 1,000,000
    shares, par value $10.00; 75,000 shares issued
    and outstanding                                             750,000
Additional paid in capital                                    3,166,718
Retained deficit (October 1, 1993)                              (59,033)
Retained deficit, subsequent to quasi-reorganization         (5,254,605)

      Total Stockholders' (Deficit)                          (1,105,516)

      Total Liabilities and Stockholders' Deficit           $       129

            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)
              CONSOLIDATED STATEMENTS OF OPERATIONS




                                                          For the
                                                      Six Months Ended
                                                          March 31,
                                                      1997          1996

Contract Revenues Earned                          $   967,260 $2,725,907
Other Income                                                -     27,930

  Total Revenue                                       967,260  2,753,837

Cost of contract revenues earned                      823,028  2,381,225

Gross Profit                                          144,232    372,612

Operating Expenses
  Selling and administrative expenses                 174,383    583,876
  Depreciation and amortization                        28,896    164,656
  Interest expense                                     32,386     64,851
  Provision for bad debts                               2,000     12,000
  Acquisition expenses                                      -     38,789

(Loss) from operations                                (93,433)  (491,560)

Loss from discontinued operations of Florida
 environmental subsidiary including $1,101,929
 of impairment of goodwill, $38,946 of bad
 debts, $16,403 abandonment of fixed assets,
 $196,132 cancellation of indebtedness
 income and $213,961 loss from operations
 during the phase out period                       (1,136,162)         -

Loss from discontinued operations of Texas
 engineering consulting subsidiary including
 $492,590 of impairment of goodwill, $113,359
 of bad debts, $1,151,092 abandonment of data
 base and fixed assets, $28,997 depreciation
 and amortization, $1,556,981 cancellation of
 indebtedness income and $144,576 loss from
 operations during the phase out period              (231,277)         -

(Loss) before taxes                                (1,460,872)  (491,560)

Benefit from income taxes                                   -          -

      Net (Loss)                                  $(1,460,872)$ (491,560)

(Loss) per share                                  $     (.159)$    (.057)

Weighted average shares outstanding                 9,181,365  8,641,123

            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE PERIOD FROM OCTOBER 1, 1995
                      THROUGH MARCH 31, 1997



                                       Common Stock       Preferred Stock
                                    Shares      Amount    Shares    Amount

Balance, October 1, 1995             8,399,123 $ 268,772  75,000  $ 750,000

Issuance of common stock             1,110,000    35,520       -          -

Net loss for the year ended
 September 30, 1996                          -         -       -          -

Balance, September 30, 1996          9,509,123   304,292  75,000    750,000

Recision of contingent common
 stock from prior acquisition         (357,133)  (11,428)      -          -

Recision of common stock for
 services                              (45,625)   (1,460)      -          -

Net loss for the six months
 ended March 31, 1997                        -         -       -          -

Balance, March 31, 1997              9,106,365 $ 291,404  75,000  $ 750,000

                                        Retained
                          Quasi-        Deficit
           Additional  Reorganization  Subsequent
            Paid In      (10-1-93)      To Quasi-
            Capital     Adjustment   Reorganization       Total

                $3,107,135     $(59,033)$(1,188,665)  $2,878,209

                   207,799            -           -      243,319


                         -            -           -            -

                 3,314,934      (59,033) (3,793,733)     516,460


                  (131,426)           -           -     (142,854)


                   (16,790)           -           -      (18,250)


                         -            -  (1,460,872)  (1,460,872)

                $3,166,718    $ (59,033)$(5,254,605) $(1,105,516)

            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    For the Six Months Ended
                                                             March 31,
                                                        1997         1996
                                                     (Unaudited)
OPERATING ACTIVITIES
  Cash Flows From (Used In) Operating Activities:
    Net loss                                        $  (93,433)   $ (491,560)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
    Depreciation and amortization                       28,896       164,656
    Expense reduction via recision of common stock     (18,250)            -
    Provision for bad debts                              2,000        12,000
    Loss on assets disposed                                  -             -
    Impairment loss                                          -             -
    Decrease (increase) in contracts in-progress             -       584,075
    Decrease (increase) in accounts receivable         (60,716)       78,437
    (Increase) decrease in other receivables
      and escrow deposits                                    -       (88,301)
    (Decrease) increase in contracts payable                 -      (584,075)
    Increase (decrease) in accounts payable and
      accrued expenses                                 160,090       135,902
    (Decrease) increase in deferred taxes                    -       (25,666)
    Increase in accrued interest                        32,386             -
    Decrease (increase) in other assets                      -       (31,033)
      Net cash from (used in) operating activities      50,973      (245,565)

DISCONTINUED OPERATING ACTIVITIES:
  Cash Flows (Used In) Discontinued Operating
   Activities:
   Net loss                                         (1,367,439)            -
   Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                       28,997             -
    Expense paid by issuance of common stock                 -             -
    Allowance for escrow loss                                -             -
    Provision for bad debts                            152,305             -
    Loss on assets disposed                          1,167,495             -
    Impairment losses                                1,594,519             -
    Cancellation of indebtedness                     1,616,552             -
    Decrease (increase) in contracts in progress     1,493,814             -
    Decrease (increase) in accounts receivable         720,491             -
    (Increase) decrease in other receivables and
      escrow deposits                                  304,212             -
    (Decrease) increase in contracts payable        (1,493,814)            -
    (Decrease) increase in accounts payable and
      accrued expenses                              (1,037,529)            -
    (Decrease) in deferred taxes                             -             -
    Decrease in escrow account                               -             -
    Decrease (increase) in other assets                      -             -
      Net cash (used in) discontinued operating
        activities                                     (52,501)            -

INVESTING ACTIVITIES
  Cash Flows Used In Investment Activities:
    Acquisition of fixed assets                              -        (6,089)
    Investment in Mexican project                            -             -
      Net cash used in investing activities                  -        (6,089)

                                                   For the Six Months Ended
                                                            March 31,
                                                        1997         1996
                                                     (Unaudited)

FINANCING ACTIVITIES
  Cash Flows Used In Financing Activities:
    Issuance of common stock, net of direct
      offering costs of $35,100 in 1996                      -  $ 198,900
    Repayment of stockholder loans                           -     (2,000)
    Proceeds from loan payable - related parties             -   (103,434)
    Repayment of notes payable                               -    (33,431)

      Net cash provided by financing activities              -    266,903

Net (decrease) in cash and cash equivalents             (1,528)    15,258

Cash and cash equivalents, beginning of year             1,657     63,763

Cash and cash equivalents, end of year              $      129  $  79,021

A.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. Earnings per share are based on weighted average shares outstanding for all periods presented giving effect to 75,000 convertible preferred shares treated as a common stock equivalent. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on form 10-K for the year ended September 30, 1996.

B.   PURCHASE OF SUBSIDIARIES

     Acquisition and Discontinuation (during the quarter ending December 31,
     1996) of Tier Environmental Services, Inc.

     On September 26, 1994 Gulfstar Industries, Inc. acquired all of the common stock of Tier Environmental Services, Inc. through an acquisition and redemption by Tier Environmental Services, Inc. of its common stock totaling approximately $2,982,400 in value, exclusive of acquisition costs. Tier's principal business is to provide environmental remediation services in the State of Florida, at petroleum contaminated sites designated by the State of Florida as sites subject to authorized reimbursement under the Inland Protective Trust Fund. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The agreement also called for the additional issuance of Gulfstar stock to Tier shareholders if the Company spun off a former subsidiary, which in turn the Company did on September 25, 1995. As such, the Company was required to issue an additional 357,133 shares which were valued at $142,855. The excess (approximately $2,845,220) of the total acquisition cost over the recorded value of assets acquired was allocated to goodwill and is being amortized over 20 years. The statement of operations includes Tier's results of operations for the six months ended March 31, 1996, and for the six months ended March 31, 1997, the Tier operating revenues were included in discontinued operations through the quarter ending December 31, 1996, which was when the company recorded the discontinuation of this subsidiary.

  Acquisition and Discontinuation (during the quarter ending March 31, 1997) of Plant Technical Services, Inc.

  Plant Technical Services, Inc. was engaged in the professional engineering business, providing consulting, design, start-up support, operation, maintenance, contract personnel and construction management service to technical industries throughout the United States.

  On September 29, 1995 Gulfstar acquired all of the common stock of Plant Technical Services, Inc. (PTS) through an acquisition and redemption by PTS of its stock with the issuance of 750,000 shares of Gulfstar common stock, 75,000 shares of Gulfstar $10.00 preferred stock and cash and notes of $1,220,000, exclusive of acquisition costs. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The excess (approximately $1,278,000) of the total acquisition cost over the recorded value of assets acquired was allocated $500,000 to a proprietary database PTS developed and was expected to be amortized over seven years and $571,144 to goodwill which was being amortized over 20 years. The statement of operations for the six months ended March 31, 1996 includes the results of operations for PTS. In fiscal 1997, the statement of operations includes PTS' results of operations for the first quarter ended December 31, 1996, and discontinued operations for the second quarter ended March 31, 1997.

C.     RELATED PARTY TRANSACTIONS

  During the six months ending March 31, 1996, $162,600 was charged to operations based upon the value ascribed to services of a director and administrative assistant performed during the period for which they were issued 242,500 shares.

  Included in amounts due to related parties at March 31, 1997 for expenses advanced by a company affiliated with a stockholder and director of the company is $724,943 plus accrued interest through March 31, 1997 of $87,705 at 12%, and $9,000 advanced from a corporate stockholder, which is non-interest bearing.

  Note payable to stockholder (the former sole stockholder of PTS) had included $7,145 of a non-interest bearing instrument. Additionally, this note had been reduced by amounts reserved for the anticipated loss on long term contract and $918,944 remains which represents the balance on the acquisition note after such reduction, bearing interest at 8%. $36,760 of interest was accrued on this note and is included in interest expense and accrued expenses for the six month period ending March 31, 1996, and the balance including accrued interest of $72,760 was recorded as cancellation of indebtedness income with the discontinuation of this subsidiary in the quarter ending March 31, 1997

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements including the Company's Florida operating subsidiary, as well as information relating to the plans of the Company's current management.

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

During the quarter ending December 31, 1996, the Company discontinued operations in this subsidiary.

Plant Technical Services

The primary revenue sources of this subsidiary comes from utilities in North America with high demands at peak periods for engineering professionals.

During the fourth quarter 1995 the Company's former president spent a substantial portion of his time pursuing one acquisition in Mexico, the Hemyc Group (see form 10-K for the fiscal year ended September 30, 1995) which in turn, the Company has since rescinded. The Company has also continued to complete or resolve a joint venture with the Hemyc Group which was substantially delayed as for the fiscal year ended September 30, 1995. This subsidiary recorded a loss on the contract to the extent it has accrued costs associated with the joint venture and charged the same loss to amounts due to the former president shareholder. The remaining assets of this joint venture, as well as the other assets of this subsidiary, including fixed assets, database, and goodwill were recorded as losses, net of the liabilities directly associated with the purchase of the subsidiary and the idle equipment, and included is discontinued operations.

RESULTS OF OPERATIONS

Six Months Ended March 31, 1996 vs. March 31, 1995

The Company's historical results from operations for the six months ended March 31, 1996 consisted a loss of $557,822 on revenues of $2,268,413. These included the operations of both the PTS and Tier subsidiary. The results of operations for the six months ended March 31, 1997 includes operations of the PTS subsidiary through December and the parent company through March 31, 1997 for a loss of $93,433 on revenues of $967,260 and the Tier environmental subsidiary reported a loss from discontinued operations of $1,136,162 including an operating loss of $213,961 during the phase out period effective for the quarter ended December 31, 1996, and the PTS reported a loss of $231,277 from the discontinuation of its operations including an operating loss of $144,576 during the phase out period, during the quarter ended March 31, 1997.


Liquidity and Working Capital

The Company's working capital continued to remain negative during the quarter ended March 31, 1997. Despite the discontinuation of both subsidiaries and the reversal of liabilities associated with the operating assets of these subsidiaries. At September 30, 1996 the Company had a deficit of $1,959,320 as compared to a deficit of $1,105,516 at March 31, 1997.

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

                        FINANCIAL SUMMARY