Form 10QSB
period 1997-06-30
GULFSTAR INDUSTRIES INC
filed 1999-02-18
CIK 820789

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended June 30, 1997Commission File No. 133-16736


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

     Yes:   X            No:


The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1997 is 9,106,365 shares all of one class of $.032 par value common stock.

            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)



                              INDEX

                                                            PAGE

PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheet - June 30, 1997          1

          Consolidated Statements of Operations - Nine Months
            Ended June 30, 1997 and Nine Months Ended
            June 30, 1996                                     2

          Consolidated Statement of Changes in Stockholders Equity for Year and the Nine Months Ended June 30, 1997 3-4

          Statement of Cash Flows - Nine Months Ended
            June 30, 1997 and Nine Months Ended
            June 30, 1996                                    5-6

          Notes to Financial Statements                      7-8

          Management's Discussion and Analysis of financial
            conditions and results of operations             9-10


PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                         11

          Item 2.   Changes in Securities                     11

          Item 3.   Defaults Upon Senior Securities           11

          Item 4.   Submission of Matters to a Vote of
                      Security Holders                        11

          Item 5.   Other Information                         11

          Item 6.   Exhibits on Reports on Form 8-K           11

Signature Page                                                12

            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)
                    CONSOLIDATED BALANCE SHEET
                          JUNE 30, 1997





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

            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)
              CONSOLIDATED STATEMENTS OF OPERATIONS




                                                          For the
                                                      Nine Months Ended
                                                          June 30,
                                                      1997          1996

Contract Revenues Earned                          $   967,260 $3,658,092
Other Income                                                -     28,010
  Total Revenue                                       967,260  3,686,102

Cost of contract revenues earned                      823,028  3,312,761

Gross Profit                                          144,232    373,341

Operating Expenses
  Selling and administrative expenses                 174,383    749,688
  Depreciation and amortization                        28,896    251,528
  Interest expense                                     32,386     93,118
  Provision for bad debts                               2,000     12,000
  Acquisition expenses                                      -     57,728

(Loss) from operations                                (93,433)  (790,721)

Loss from discontinued operations of Florida
 environmental subsidiary including $1,101,929
 of impairment of goodwill, $38,946 of bad
 debts, $16,403 abandonment of fixed assets,
 $196,132 cancellation of indebtedness
 income and $213,961 loss from operations
 during the phase out period                       (1,136,162)          -

Loss from discontinued operations of Texas
 engineering consulting subsidiary including
 $492,590 of impairment of goodwill, $113,359
 of bad debts, $1,151,092 abandonment of data
 base and fixed assets, $28,997 depreciation
 and amortization, $1,556,981 cancellation of
 indebtedness income and $144,576 loss from
 operations during the phase out period              (231,277)           -

(Loss) before taxes                                (1,460,872)    (790,721)

Benefit from income taxes                                   -            -

      Net (Loss)                                  $(1,460,872)  $ (790,721)

(Loss) per share                                  $     (.159)  $     (.08)

Weighted average shares outstanding                 9,181,365    9,081,852

            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE PERIOD FROM OCTOBER 1, 1995
                      THROUGH JUNE 30, 1997



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

            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    For the Nine Months Ended
                                                             June 30,
                                                        1997         1996

OPERATING ACTIVITIES
  Cash Flows From (Used In) Operating Activities:
    Net loss                                        $  (93,433)  $ (790,721)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
    Depreciation and amortization                       28,896      251,528
    Expense paid by issuance of common stock                 -       44,419
    Expense reduction via recision of common stock     (18,250)           -
    Provision for bad debts                              2,000       12,000
    Loss on assets disposed                                  -            -
    Impairment loss                                          -            -
    Decrease (increase) in contracts in-progress             -    1,561,203
    Decrease (increase) in accounts receivable         (60,716)     385,259
    (Increase) decrease in other receivables
      and escrow deposits                                    -     (118,359)
    (Decrease) increase in contracts payable                 -   (1,556,203)
    Increase (decrease) in accounts payable and
      accrued expenses                                 160,090      (29,815)
    (Decrease) increase in deferred taxes                    -            -
    Increase in accrued interest                        32,386            -
    Decrease (increase) in other assets                      -      (15,089)
      Net cash from (used in) operating activities      50,973     (255,778)

DISCONTINUED OPERATING ACTIVITIES:
  Cash Flows (Used In) Discontinued Operating
   Activities:
   Net loss                                         (1,367,439)           -
   Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                       28,997
    Expense paid by issuance of common stock                 -            -
    Allowance for escrow loss                                -            -
    Provision for bad debts                            152,305            -
    Loss on assets disposed                          1,167,495            -
    Impairment losses                                1,594,519            -
    Cancellation of indebtedness                     1,616,552            -
    Decrease (increase) in contracts in progress     1,493,814            -
    Decrease (increase) in accounts receivable         720,491            -
    (Increase) decrease in other receivables and
      escrow deposits                                  304,212            -
    (Decrease) increase in contracts payable        (1,493,814)           -
    (Decrease) increase in accounts payable and
      accrued expenses                              (1,037,529)           -
    (Decrease) in deferred taxes                             -            -
    Decrease in escrow account                               -            -
    Decrease (increase) in other assets                      -            -
      Net cash (used in) discontinued operating
        activities                                     (52,501)           -

INVESTING ACTIVITIES
  Cash Flows Used In Investment Activities:
    Acquisition of fixed assets                              -      (13,800)
      Net cash used in investing activities                  -      (13,800)



                                                   For the Nine Months Ended
                                                             June 30,
                                                        1997         1996


FINANCING ACTIVITIES
  Cash Flows Used In Financing Activities:
    Issuance of common stock, net of direct
      offering costs of $35,100 in 1996             $        - $  198,800
    Repayment of stockholder loans                           -     (2,000)
    Proceeds from loan payable - related parties             -    110,583
    Repayment of notes payable                               -    (33,431)

      Net cash provided by financing activities              -    274,052

Net (decrease) increase in cash and cash
  equivalents                                           (1,528)     4,474

Cash and cash equivalents, beginning of year             1,657     63,763

Cash and cash equivalents, end of year              $      129 $   68,237

A.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. Earnings per share are based on weighted average shares outstanding for all periods presented giving effect to 75,000 convertible preferred shares treated as a common stock equivalent. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on form 10-K for the year ended September 30, 1996.

B.   PURCHASE OF SUBSIDIARIES

     Acquisition and Discontinuation (during the quarter ending December 31,
     1996) of Tier Environmental Services, Inc.

     On September 26, 1994 Gulfstar Industries, Inc. acquired all of the common stock of Tier Environmental Services, Inc. through an acquisition and redemption by Tier Environmental Services, Inc. of its common stock totaling approximately $2,982,400 in value, exclusive of acquisition costs. Tier's principal business is to provide environmental remediation services in the State of Florida, at petroleum contaminated sites designated by the State of Florida as sites subject to authorized reimbursement under the Inland Protective Trust Fund. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The agreement also called for the additional issuance of Gulfstar stock to Tier shareholders if the Company spun off a former subsidiary, which in turn the Company did on September 25, 1995. As such, the Company was required to issue an additional 357,133 shares which were valued at $142,855. The excess (approximately $2,845,220) of the total acquisition cost over the recorded value of assets acquired was allocated to goodwill and is being amortized over 20 years. The statement of operations includes Tier's results of operations for the six months ended March 31, 1996, and for the six month period ended March 31, 1997, the Tier operating results were included in discontinued operations through the quarter ending December 31, 1996, which was when the company recorded the discontinuation of this subsidiary.

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

  Note payable to stockholder (the former sole stockholder of PTS) had included $7,145 of a non-interest bearing instrument. Additionally, this note had been reduced by amounts reserved for the anticipated loss on long term contract and $918,944 remains which represents the balance on the acquisition note after such reduction, bearing interest at 8%. $54,760 of interest was accrued on this note and is included in interest expense and accrued expenses for the nine month period ending June 30,, 1996, and the balance including accrued interest of $72,760 was recorded as cancellation of indebtedness income in connection with the discontinuation of this subsidiary as reported in the quarter ending March 31, 1997.

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

During the quarter ended December 31, 1996, the Company discontinued operations in this subsidiary.

Plant Technical Services

The primary revenue sources of this subsidiary comes from utilities in North America with high demands at peak periods for engineering professionals.

During the fourth quarter 1995 the Company's former president spent a substantial portion of his time pursuing one acquisition in Mexico, the Hemyc Group (see form 10-K for the fiscal year ended September 30, 1995) which in turn, the Company has since rescinded. The Company has also continued to complete or resolve a joint venture with the Hemyc Group which was substantially delayed as for the fiscal year ended September 30, 1995. This subsidiary recorded a loss on the contract to the extent it has accrued costs associated with the joint venture and charged the same loss to amounts due to the former president shareholder. During the quarter ended March 31, 1997, the remaining assets of this joint venture, as well as the other assets of this subsidiary, including fixed assets, database, and goodwill were recorded as losses, net of the liabilities directly associated with the purchase of the subsidiary and the idle equipment, and included in discontinued operations.

RESULTS OF OPERATIONS

Nine Months Ended June 30, 1996 vs. June 30, 1995

The Company's historical results from operations for the six months ended March 31, 1996 consisted a loss of $557,822 on revenues of $2,268,413. These included the operations of both the PTS and Tier subsidiary. The results of operations for the nine months ended June 30, 1997 includes operations of the PTS subsidiary through December and the parent company through June 30, 1997 for a loss of $93,433 on revenues of $967,260 and the Tier environmental subsidiary reported a loss from discontinued operations of $1,136,162 including an operating loss of $213,961 during the phase out period effective for the quarter ended December 31, 1996, and the PTS reported a loss of $231,277 from the discontinuation of its operations including an operating loss of $144,576 during the phase out period effective for the quarter ended March 31, 1997.

Liquidity and Working Capital

The Company's working capital continued to remain negative during the quarter ended June 30, 1997. Despite the discontinuation of both subsidiaries and the reversal of liabilities associated with the operating assets of these subsidiaries. At September 30, 1996 the Company had a deficit of $1,959,320 as compared to a deficit of $1,105,516 at June 30, 1997.

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