Form 10KSB
period 1997-09-30
GULFSTAR INDUSTRIES INC
filed 1999-03-01
CIK 820789

FORM 10-KSB

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-16736

                    GULFSTAR INDUSTRIES, INC.
      (Exact name of registrant as specified in its charter)

            Delaware                                23-2442288
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)

400 Cleveland St. Clearwater, FL                      34655
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (727) 441-4442

Securities registered pursuant to Section 12(b) of the Act:

                               None
                         (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     No X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K.
[X]

As of September 30, 1997 the Company had 9,106,365 shares of common stock and 75,000 shares of preferred stock outstanding.

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

     On October 1, 1993, the Company spun off all of its subsidiaries through that date and had, as a result, recorded a quasi-reorganization as of that date.

     The Company is presently a holding corporation consisting of two wholly owned subsidiaries which discontinued operations during the fiscal year ended September 30, 1997; Plant Technical Services, Inc. in Texas, and Tier Environmental of Florida. The Texas subsidiary was an engineering consulting and placement service and the Florida subsidiary has been involved in environmental clean-up.

     Tier Environmental of Florida

     On September 26, 1994, the Company acquired all of the issued and outstanding shares of Tier Environmental Services, Inc. ("Tier of Florida"), a Florida corporation. The Company issued 1,491,032 restricted shares of the Company's common stock in exchange for all of the issued and outstanding common shares of Tier of Florida. This subsidiary was included in the Company's results of operating activities for the years ended September 30, 1995 and 1996. During the year ended September 30,1997 the Company discontinued the operations (see Part F/S - Item 7; "Discontinued Operations") of this subsidiary and on September 26,1997 this corporation was administratively dissolved by the state of Florida.

     Gulfstar Industries, Inc. (Parent Company)

     On September 29, 1994 the Company changed its name to Tier Environmental Services, Inc. to reflect the above-mentioned merger. On January 10, 1996 the Company changed its name to Gulfstar Industries, Inc..

     On July 22, 1997 the Company filed a petition under Chapter 11 of the bankruptcy laws. The significant petition proposals for the reorganization of the Company includes:

     1. The reverse split of prior outstanding shares of (1) one "new" share for each (25) twenty-five "old" shares.

     2. The 75,000 preferred shares will be converted to common shares prior to the reverse split above.

     3. Accepted proof of claims by creditors in class III (unsecured) and class IV (secured) will receive one share of post reverse split common stock for every $30 of the amount in which the holder has an approved claim.

     On August 12, 1998 the court approved the plan of reorganization, which is expected to become effective, as confirmed on September 2, 1998, in January 1999.

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

     This subsidiary was included in the Company's results of operating activities for the fiscal year ended September 30, 1996 and the first quarter of the fiscal year ended September 30, 1997.

     During the year ended September 30,1997 the PTS subsidiary discontinued operations and the subsidiary recorded losses on the abandonment of a project in Mexico, offset by liabilities directly associated with this project as well as the impairment of fixed assets and goodwill offset by liabilities directly associated with these assets including liabilities it had recorded to a shareholder pursuant to APB16, accounting for the acquisition of a subsidiary utilizing the purchase method. Certain administrative liabilities remained as of September 30,1997 (See Part F/S - Item 7; "Discontinued Operations").
On July 22,1998 PTS subsidiary filed a voluntary petition for complete liquidation under Chapter 7 of the bankruptcy code in the Middle District of Florida, Tampa Division.

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

     During the year ended September 30, 1992 the Company issued 1,354,000 restricted shares of its common stock as a result of the merger with HBL. In addition, the Company issued 3,310,000 restricted shares of its common stock to individuals who provided services to the Company in prior years. As of September 30, 1993 the total number of shares outstanding was 9,892,495. After the 8:1 reverse split, effective September 8, 1994 this number became 1,236,562. On September 22, 1994, there were an additional 350,000 shares that the Company issued as part of a Regulation S registration. Also, an additional 1,311,570 shares were issued as part of several S-8 registration statements that the Company authorized for individuals that had provided services for it during the last several years. On September 26, 1994, as part of the agreement with Tier Environmental Services, Inc. of Florida the Company issued 1,491,032 restricted shares of its common stock to the Tier shareholders. On January 26, 1995 the Company issued 325,000 shares as part of an S-8 registration, to various entities for services provided for the Company as per their consulting agreements. On that same date the Company also issued 75,000 restricted shares under Rule 144 for work to be performed on behalf of the Company. On April 18, 1995, May 5, 1995, and May 8, 1995 the Company issued an aggregate 625,000 shares in connection with Regulation S agreements with five offshore investment entities.
On May 10, 1995 the Company requested the retirement of 136,466 restricted shares from a shareholder who was issued the shares as part of a performance contract which was never finalized and in dispute. On September 22, 1995 the Company issued 800,000 shares as part of four separate consulting agreements for work performed for the Company. On September 27, 1995, as part of the agreement, to acquire PTS, the Company issued an additional 750,000 shares of common stock and 75,000 shares of convertible preferred stock to the previous PTS shareholders.
On September 28, 1995 the Company retired the 600,000 MBT convertible preferred shares, in connection with the spinning out of MBT. In June of 1996 the Company issued 110,000 shares to a law firm and a consultant for services performed during the period ended September 30, 1996.

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

(e)  Employees

     During the period ended September 30, 1997 and prior the Company has consultants in the Florida subsidiary, and up to 15 full-time employees in the Texas subsidiary. In addition, and through its subsidiaries, the Company from time to time, hires 500 to 600 employees in the Texas subsidiary and subcontractors, as needed in both subsidiaries. The Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any additional full-time employees at this time.

Item 2.   Properties.

     The Company had maintained its offices at 20505 U.S. 19N., #12-283, Clearwater, FL. 34624. The operational division of the Tier subsidiary was located at 2901 West Busch Blvd., #711, Tampa, FL. 33618 through December 31, 1996, and the operational headquarters of PTS were located at 500 Grapevine Highway, Suite 335, Hurst, Texas 76054, through May 8, 1997.

Item 3.   Legal Proceedings.

     The Company had commenced an action against its former president of its MBT subsidiary. The former president of the PTS subsidiary has commenced an action for wrongful termination and the Company has defended its position and has commenced a countersuit alleging misrepresentation in connection with the acquisition of PTS. Both subsidiaries are defendants in various litigations with debtors, over contract obligations and performance clauses. The Company filed for reorganization under Chapter 11 of the bankruptcy laws which has been approved by the court, subject to confirmation which is anticipated to be received in January 1999.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.


















                              PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.

     (a) Market Information. The Company's Common Stock is traded in the over-the-counter market.

     The following sets forth the high and low bid quotations for each quarter for the two-year period through September 30, 1997, based upon information received from the National Quotation Bureau. Such quotations reflect inter-dealer prices, and do not include retail mark-up, mark-down or commission. They may not represent actual transactions.

                                       High Bid    Low Bid

1997        Unavailable at this time

1996        First Quarter              $1.000      $ .656
            Second Quarter             $ .843      $ .578
            Third Quarter              $ .828      $ .359
            Fourth Quarter             $ .421      $ .198


     (b) Shareholders. As of September 30, 1997, the Company had 9,106,365 shares of common stock outstanding, held by approximately 1100 persons of record, including brokerage firms and/or clearing houses holding the Company's common shares in "street name" for their clients. The Company believes that there are approximately 3,500 beneficial owners of its common stock. In addition, the Company had authorized and issued 75,000 shares of Convertible Preferred stock in 1995 as part of the PTS transaction, which as part of the plan of reorganization is to be converted to a like amount of shares of common stock.
When the plan, all shares will be reverse split with one (1) "new" share for each (25) twenty-five "old" shares.

     (c) Dividends. The Company has not paid or declared any dividends upon its Common Stock since its inception and does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of the Company's current management. The Company's operating divisions included Tier Environmental, Inc.
and Plant Technical Services, Inc. for both periods presented and during the year ended September 30, 1997 both subsidiaries discontinued operations and the Company filed a voluntary petition for reorganization under Chapter 11 of the bankruptcy laws.





About the subsidiaries discontinued during the year ended September 30, 1997.

TIER Environmental Services, Inc.

     The primary revenue of this environmental subsidiary came from its work in direct cooperation with the Florida legislature towards reimbursement for eligible sites for environmental clean-up. The Governor's executive order dated March 8, 1995 in reference to the Inland Protection Trust Fund (the "fund") referendum had caused an uncertainty during the fiscal year ended September 30, 1996 and, in the opinion of management, ultimately led to the discontinuation of this subsidiary during the first quarter of the fiscal year ended September 30, 1997.

     On March 29, 1995 Governor Chiles signed into law 95-2, Laws of Florida (SB
1290). This law revises Florida Statute 376 as it relates to continued and future site rehabilitation tasks for eligible sites. Chapter 95-2 does not specifically amend or change the reimbursement regulations set forth in Chapter 62-773, F.A.C.

     It should also be noted that the Legislature, DEP and representatives from the petroleum clean-up industry worked during the last Legislative session to pay off the entire outstanding backlog of reimbursement claims through a bond issue, which included most "packages" the Company had in place through December 31, 1996. During the quarter ended December 31, 1996, the Tier subsidiary discontinued operations.

     In December, 1996, the former method of funding under this program ended by statutory deadline, with certain exceptions permitted to April 15, 1997. Funding for substantially all projects which had been in process through January 1996 was required to be completely funded by outside investors and submitted to the state of Florida for review and approval by December 31, 1996.

Plant Technical Services

     The primary revenue sources of this subsidiary came from placing temporary employees with utilities in North America with high demands at peak periods for engineering professionals.

     During the fourth quarter 1995 the Company's former president spent a substantial portion of his time pursuing one acquisition in Mexico, the Hemyc Group (see form 10-K for the fiscal year ended September 30, 1996) which in turn, the Company has since rescinded. The Company had also continued to attempt to complete or resolve a joint venture it had started with the Hemyc Group which was substantially delayed as for the fiscal year ended September 30, 1996, due to the fiscal instability of the Hemyc group, which in the present opinion of management was a fiscally unstable customer of this subsidiary prior to the Company's acquisition, and is a subject to the Company's litigation with the selling shareholder of PTS. The Company had pursued and received a novation of the Hemyc portion of the contract and plans on dealing with the utility directly. The Company negotiated with several providers whom they had desired to complete the Mexican Laundry project with or sell to outright. The Company also commenced negotiations to sell or co-venture its placement services operations with a substantially larger technical placement company, yet these negotiations did not provide a resolution and the Company discontinued operations of this subsidiary effective the quarter ended March 31, 1997.

RESULTS OF OPERATIONS

Year Ended September 30, 1997 vs. September 30, 1996

     The Company's results from operations for the year ended September 30, 1996 consisted of a loss of $2,605,068 on total revenues of $4,754,717. During the year ended September 30, 1997, the Company reported a loss from operations, primarily of the PTS subsidiary for the first quarter of the fiscal year of $93,433 as well as the loss from discontinued operations of the Tier subsidiary of $1,136,162 which included the impairment of the remaining goodwill and cancellation of indebtedness income and the loss from discontinued operations of PTS subsidiary of $231,277, which included the impairment of goodwill and abandonment of assets, net of the cancellation of indebtedness directly associated with the acquisition of the same.

     One major component of the loss from operations in 1996 was that at year end the company took charges against the goodwill and bonding premium
(long lived intangible assets) of the Tier subsidiary, due to the uncertainty surrounding the change in the method of funding the Florida program which provided substantially all of the that subsidiary's revenue, in the form of an impairment loss of $1,430,349. This represents one half of the net value recorded for goodwill and 100% the remaining bonding premium capitalized in connection with the acquisition on September 24, 1994. The balance of the goodwill was recorded as an impairment during the year ended September 30, 1997.

Liquidity and Working Capital and Plan of Operation

     The Company's working capital remained in a deficit for the year ended September 30, 1997. At September 30, 1996 the Company had a deficit of $1,959,620 as compared to a deficit of $1,105,516 at September 30, 1997.

     The Company completed an offering of stock in early 1996 which provided approximately $200,000 of working capital to the Company, which was more than absorbed by the operating losses in fiscal 1996 and 1997.

     As a result of the above, management believes the filing of the plan of reorganization under Chapter 11 offers the best opportunity to restore shareholder value to the Company's stockholders in light of the results of operations and the financial condition of the Company.

     Inflation

     The rate of inflation has had little impact on the Company's results of operations and is not expected to have a significant impact on continuing operations.

Item 7.   Financial Statements.

     (a)(1)    The following documents are filed as part of this report:

a.   Consolidated Financial Statements of the Registrant,
        Gulfstar Industries, Inc.

                                                           Pages

      Report of Independent Accountant                        F-1

      Report of Independent Auditors'                         F-2

      Consolidated Balance Sheet of Gulfstar Industries,
        Inc. as of September 30, 1997 (Unaudited)             F-3

      Consolidated Statements of Operations of Gulfstar
        Industries, Inc. for the years ended
        September 30, 1997 (Unaudited) and 1996               F-4

      Consolidated Statements of Changes in Stockholders'
        Equity of Gulfstar Industries, Inc. for the period from October 1, 1994 to September 30, 1997 (Unaudited)F-5,F-6

      Consolidated Statements of Cash Flows of Gulfstar
        Industries,  Inc. for the years ended
        September 30, 1997 (Unaudited) and 1996               F-7,F-8

      Notes to the Financial Statements of Gulfstar
       Industries, Inc.                                       F-9-F-24

b.   Interim Financial Statements.

     Not Applicable

c.   Financial Statements of Businesses Acquired and to be Acquired

     Not Applicable

                INDEPENDENT ACCOUNTANTS' REPORT






To the Board of Directors and Stockholders of Gulfstar Industries, Inc.


We have compiled the accompanying consolidated balance sheet of Gulfstar Industries, Inc. and Subsidiaries as of September 30, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended, in the accompanying index to the financial statements (Item 7.), in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying 1997 financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The financial statements for the year ended September 30, 1996, were audited by us, and we expressed a qualified opinion regarding the entity's ability to continue as a going concern and the uncertainty of the effect that a change in the State of Florida's program which provided the primary source of revenue to the Florida Subsidiary would have on the Company in our report dated January 9, 1997, but we have not performed any auditing procedures since that date.




                                         /s/Schuhalter, Coughlin & Suozzo, LLC
                                            SCHUHALTER, COUGHLIN & SUOZZO, LLC



Raritan, New Jersey

December 30, 1998

                   INDEPENDENT AUDITOR'S REPORT






To the Board of Directors and Stockholders of Gulfstar Industries, Inc.

We have audited the consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended September 30, 1996 of Gulfstar Industries, Inc. and subsidiaries as of September 30, 1996 in the accompanying index to financial statements (Item 7). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements for the year ended September 30, 1996 listed in the accompanying index to financial statements (Item 7) present fairly, in all material respects, and the consolidated results of its operations and cash flows for the year ended September 30, 1996 in conformity with generally accepted accounting principles.

As more fully described in Note 13, the state of Florida changed the program which provides the primary source of revenue to the Florida subsidiary. At this time the company can not estimate how much revenue if any it will derive under the new program, nor the effect upon the carrying value of goodwill in that subsidiary.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial operating losses and had experienced a working capital deficit as of September 30, 1996 of $1,959,620. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         /s/Schuhalter, Coughlin & Suozzo, LLC
                                            SCHUHALTER, COUGHLIN & SUOZZO, LLC
Raritan, New Jersey
January 9, 1997, except for
Note 13, as to which the date is
March 11,1997



           GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                       SEPTEMBER 30, 1997
                          (Unaudited)





      Assets

Current Assets
  Cash                                                        $      129

      Total Current Assets                                           129

      Total Assets                                                   129

      Liabilities and Stockholders' Equity

Current Liabilities
  Unsecured creditors of subsidiary                              239,885
  Class III Creditors                                             53,111
  Class IV Creditors                                             812,649

      Total Current Liabilities                                1,105,645

Stockholders' Equity
  Common stock, par value $.032 per share;
    authorized 10,000,000  shares, issued and
    outstanding 9,106,365                                        291,404
  Convertible preferred stock, authorized 1,000,000
    shares, par value $10.00; 75,000 shares issued
    and outstanding(convertible and subject to
    reorganization)                                              750,000
Additional paid in capital                                     3,166,718
Retained deficit (October 1, 1993)                               (59,033)
Retained deficit, subsequent to quasi-reorganization          (5,254,605)

      Total Stockholders' (Deficit)                           (1,105,516)

      Total Liabilities and Stockholders'(Deficit)            $      129




















           GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS




                                                      For          For
                                                    the Year     the Year
                                                     Ended        Ended
                                                  September 30, September 30,
                                                       1997         1996
                                                    (Unaudited)

Contract Revenues Earned                           $  967,260 $ 4,728,060
Other Income                                                -      26,657

  Total Revenue                                       967,260   4,754,717

Cost of contract revenues earned                      823,028   4,054,494

Gross Profit                                          144,232     700,223

Operating Expenses
  Selling and administrative expenses                 174,383   1,430,004
  Depreciation and amortization                        28,896     320,178
  Interest expense                                     32,386     189,515
  Provision for bad debts                               2,000      14,619

Loss from operations                                  (93,433) (1,254,093)

Impairment loss                                             -  (1,430,349)

Loss from discontinued operations of Florida
  environmental subsidiary including $1,101,929
  of impairment of goodwill, $38,946 of bad
  debts, $16,403 abandonment of fixed assets,
  $196,132 cancellation of indebtedness
  income and $213,961 loss from operations
  during the phase out period                      (1,136,162)         -

Loss from discontinued operations of Texas
  engineering consulting subsidiary including
  $492,590 of impairment of goodwill, $113,359
  of bad debts, $1,151,092 abandonment of data
  base and fixed assets, $28,997 depreciation
  and amortization, $1,556,981 cancellation of
  indebtedness income and $144,576 loss from
  operations during the phase out period             (231,277)          -

(Loss) before taxes                                (1,460,872) (2,684,442)

Benefit from income taxes                                   -      79,374

      Net (Loss)                                  $(1,460,872)$(2,605,068)

(Loss) per share                                   $    (.159)$     (.283)

Weighted average shares outstanding                 9,181,365   9,192,737





   GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE PERIOD FROM OCTOBER 1, 1995
          THROUGH SEPTEMBER 30, 1996 AND OCTOBER 1, 1996
              THROUGH SEPTEMBER 30, 1997 (UNAUDITED)




                                    Common Stock        Preferred Stock
                                  Shares      Amount     Shares     Amount

Balance, October 1, 1995        8,399,123  $  268,772     75,000   $  750,000

Issuance of common stock        1,110,000      35,520          -            -

Net loss for year ended
  September 30, 1996                    -           -          -            -

Balance, September 30, 1996     9,509,123     304,292     75,000      750,000

Recision of contingent common
  stock from prior acquisition
  (Unaudited)                    (357,133)    (11,428)         -            -

Recision of common stock for
  services (unaudited)            (45,625)     (1,460)         -            -

Net loss for year ended
  September 30, 1997
  (Unaudited)                           -           -          -            -

                                9,106,365  $  291,404     75,000   $  750,000

                                         Retained
                         Quasi-           Deficit
      Additional     Reorganization    Subsequent
       Paid In         (10-1-93)        To Quasi-
       Capital         Adjustment     Reorganization        Total

          $3,107,135     $  (59,033)  $(1,188,665)    $2,878,209

             207,799              -             -        243,319


                   -              -    (2,605,068)    (2,605,068)

           3,314,934        (59,033)   (3,793,733)       516,460


            (131,426)             -             -       (142,854)


             (16,790)             -             -        (18,250)



                   -              -    (1,460,872)    (1,460,872)

          $3,166,718    $   (59,033)  $(5,254,605)   $(1,105,516)

            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       For the Years Ended
                                                          September 30,
                                                        1997         1996
                                                     (Unaudited)
OPERATING ACTIVITIES
  Cash Flows From (Used In) Operating Activities:
    Net loss                                        $  (93,433) $(2,605,068)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
    Depreciation and amortization                       28,896      320,178
    Expense reduction via recision of common stock     (18,250)      44,419
    Allowance for escrow loss                                -       96,108
    Provision for bad debts                              2,000       14,619
    Loss on assets disposed                                  -        1,498
    Impairment loss                                          -    1,430,349
    Decrease (increase) in contracts in-progress             -    3,307,281
    Decrease (increase) in accounts receivable         (60,716)     407,370
    (Increase) decrease in other receivables
      and escrow deposits                                    -     (354,669)
    (Decrease) increase in contracts payable                 -   (3,241,958)
    Increase in accounts payable and accrued
      expenses                                         160,090      238,345
    (Decrease) increase in deferred taxes                    -      (61,940)
    Increase in accrued interest                        32,386      128,079
    Decrease (increase) in other assets                      -        7,184
      Net cash from (used in) operating activities      50,973     (268,205)

DISCONTINUED OPERATING ACTIVITIES:
  Cash Flows (Used In) Discontinued Operating
   Activities:
   Net loss                                         (1,367,439)          -
   Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                       28,997           -
    Expense paid by issuance of common stock                 -           -
    Allowance for escrow loss                                -           -
    Provision for bad debts                            152,305           -
    Loss on assets disposed                          1,167,495           -
    Impairment losses                                1,594,519           -
    Cancellation of indebtedness                     1,616,552           -
    Decrease (increase) in contracts in progress     1,493,814           -
    Decrease (increase) in accounts receivable         720,491           -
    (Increase) decrease in other receivables and
      escrow deposits                                  304,212           -
    (Decrease) increase in contracts payable        (1,493,814)          -
    (Decrease) increase in accounts payable and
      accrued expenses                              (1,037,529)          -
      Net cash (used in) discontinued operating
        activities                                     (52,501)          -

INVESTING ACTIVITIES
  Cash Flows Used In Investment Activities:
    Acquisition of fixed assets                              -     (11,219)
    Investment in Mexican project                            -     (54,683)
    Net cash used in investing activities                    -     (65,902)

            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS -(Continued)



                                                      For the Years Ended
                                                          September 30,
                                                        1997         1996
                                                     (Unaudited)
FINANCING ACTIVITIES
  Cash Flows Used In Financing Activities:
    Issuance of common stock, net of direct
      offering costs of $35,100 in 1996                      -    198,900
    Repayment of stockholder loans                           -     (2,000)
    Proceeds from loan payable - related parties             -    110,583
    Repayment of notes payable                               -    (35,482)

      Net cash provided by financing activities              -    272,001

Net (decrease) in cash and cash equivalents             (1,528)   (62,106)

Cash and cash equivalents, beginning of year             1,657     63,763

Cash and cash equivalents, end of year              $      129  $   1,657

NOTE 1 - GOING CONCERN

     The accompanying financial statements for the year ended September 30, 1996 have been prepared in conformity with generally accepted principles which contemplates continuation of the company as a going concern. Since the Quasi reorganization (October 1, 1993) through September 30, 1996, the Company had lost $3,793,733 on a consolidated basis. For the year ended September 30, 1996 the consolidated entity has sustained total losses of $2,605,068 and additionally the company had a working capital deficit of $1,959,620 as of that date. The company's Texas subsidiary, PTS, has experienced reduced volume in its core engineering professional placement business as well as substantial delays in a Joint Venture for a Mexican utility. The company's Florida subsidiary , which has derived the majoritive share of its revenue from the clean up of petroleum contamination at authorized sites in Florida, has completed the funding of projects it has had under the pre- existing Florida reimbursement program. Effective January 1, 1997 Florida has changed its program for authorizing site work. The company has yet to obtain a qualified project under the new program.

     Management had planned to raise additional capital through the sale of its common stock and the obtainment of long term financing on the investment in equipment-Mexican project, or alternatively find a buyer for the entire Mexican project in its PTS subsidiary. Management also considered a divisive re-organization of the PTS subsidiary to segregate the Mexican project from the placement services division of that company. Also, in the Texas subsidiary, the PTS management planned to improve its gross profit and refocus its efforts on its core professional placement services at margins sufficient to provide profitable operations. Management also planned to obtain some efficiencies of operations by consolidating some of the compatible functions and expenses of its subsidiaries. Management planned to reduce overhead in its Florida subsidiary and only take on such work it considered profitable in that company.

     In view of these matters, realization of the assets from the balance sheet at September 30, 1996 was dependent upon future profitable operations of the Company's subsidiaries. Management believed that the actions taken to realize value from its investments, and settling its debts by limiting certain debts and issuing stock would provide the opportunity for the company to continue as a going concern.

NOTE 2 - Plan of Reorganization (Unaudited)

     The Company, on July 22, 1997, has filed a petition under Chapter 11 of the Bankruptcy laws. The significant petition proposals divide pre-petition liabilities into two categories:

     - Class III consisted of unsecured obligations totaling $53,111. The obligees will be impaired to the extent that they will not be paid the full amount owed them, and will receive one share of post reverse split common stock for every $30 of the amount in which the holder has an approved claim.

     - Class IV consisted of equity security holders and related party lenders in the amount of $812,649 and 75,000 preferred shares. The security holders will be impaired to the extent that they will not be paid the full amount owed them, and will receive one share of post reverse split stock for every $30 of the amount in which the holder has an approved claim. Preferred shareholders shall receive one common share for each preferred share, prior to the reverse split of shares pursuant to the plan of reorganization.

     The plan of reorganization also provided for the shareholders as of the date of the reorganization to receive 1 share of "new" common stock for each 25 shares of "prior" common stock or 367,225 "new" shares for the 9,181,365 "old" shares, including 75,000 shares of preferred stock as converted, previously outstanding. Additionally a like amount of warrants to purchase new shares, exercisable not sooner than six months or not later than eighteen months, after the effective date of the plan, at 75% of the market price on the date of exercise; will be granted. The company anticipates the confirmed plan of re-organization to become effective in January 1999.

     When and if this plan becomes effective, the Company has agreed in principal to enter into a plan of merger with Media Vision Properties, at such time the Company will have approximately 400,000 shares of common stock outstanding and the shareholders of Media Vision Properties will receive approximately 4,500,000 new shares of post reverse split common stock. The effects of approval and confirmation of the Plan are not reflected in the financial statements as of September 30, 1997.

NOTE 3 - Summary of Significant Accounting Policies

     Basis of Presentation (September 30, 1997 - Unaudited)

     The accompanying consolidated balance sheet at September 30, 1997 and the related statements of income, cash flows and stockholders' equity for the year then ended is unaudited. In the opinion of the Company's management these reflect all adjustments necessary for a fair presentation of the results for the unaudited period. Specifically, insufficient information was available for certain accounting records of the discontinued subsidiaries to be audited, which provided a scope limitation beyond the control of management, and the Company's independent accountant informed the Company that the compiled financial statements for September 30, 1997 was the highest level of service that they could provide under the circumstances. The Company believes the September 30, 1997 financial statements satisfy the filing requirements, under these circumstances, in reliance upon Exchange Act Rule 12B-21 as they represent the best and most current financial information that the Company has at this time.

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

     On September 26, 1994, the Company acquired all of the issued and outstanding shares of Tier Environmental Services, Inc. ("Tier of Florida"), a Florida corporation. The Company issued 1,491,032 restricted shares of the Company's common stock in exchange for all of the issued and outstanding common shares of Tier of Florida. During the year ended September 30,1997, this subsidiary discontinued operations and was administratively dissolved by the State of Florida on September 26,1997.

     On September 29, 1994 the Company changed its name to Tier Environmental Services, Inc. to reflect the above-mentioned merger.

     In January 1996, the Company changed its name to Gulfstar Industries, Inc.

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

     During the year ended September 30, 1997 (Unaudited) the PTS subsidiary discontinued operations and the subsidiary recorded losses on the abandonment of a project in Mexico, offset by liabilities directly associated with this project as well as the impairment of fixed assets and goodwill offset by liabilities directly associated with these assets including liabilities it had recorded to a shareholder pursuant to APB16, accounting for the acquisition of a subsidiary utilizing the purchase method. Certain administrative liabilities remained as of September 30, 1997 (Unaudited). On July 22,1998 the PTS subsidiary filed a voluntary petition for complete liquidation under Chapter 7 of the bankruptcy code in the Middle District of Florida, Tampa Division.

     Acquisition of and Discontinuation of Tier Environmental Services, Inc.

     On September 26, 1994 Gulfstar Industries, Inc. acquired all of the common stock of Tier Environmental Services, Inc. through an acquisition and redemption by Tier Environmental Services, Inc. of its common stock totaling approximately $2,982,400 in value, exclusive of acquisition costs. Tier's principal business is to provide environmental remediation services in the State of Florida, at petroleum contaminated sites designated by the State of Florida as sites subject to authorized reimbursement under the Inland Protective Trust Fund. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The agreement also called for the additional issuance of Gulfstar stock to Tier shareholders if the Company spun off a former subsidiary, which in turn the Company did on September 25, 1995. As such, the Company is required to issue an additional 357,133 shares which were included in the accompanying balance sheet and valued at $142,855. The excess (approximately $2,845,220) of the total acquisition cost over the recorded value of assets acquired was allocated to goodwill and was being amortized over 20 years. After reviewing the carrying value at September 30, 1996 over one half of the unamortized balance was written off to impairment loss due to the uncertainty of the effect of the change in the Florida program will have on the Company. During the year ended September 30, 1997 (unaudited) the subsidiary discontinued operations and the remaining carrying value was recorded as an impairment loss. The statement of operations includes Tier's results of operations for the years ended September 30, 1996 and September 30, 1997 (unaudited). During the year ended September 30, 1997, the Tier subsidiary recorded losses on the abandonment of all the assets including the permanent impairment of goodwill of this subsidiary which was offset by income from the cancellation of indebtedness due to insolvency.

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

     Acquisition of and Discontinuation of Plant Technical Services, Inc.

     Plant Technical Services, Inc. is engaged in the professional engineering business, providing consulting, design, start-up support, operation, maintenance, contract personnel and construction management service to technical industries throughout the United States.

     On September 29, 1995 Gulfstar acquired all of the common stock of Plant Technical Services, Inc. (PTS) through an acquisition and redemption by PTS of its stock with the issuance of 750,000 shares of Gulfstar common stock, 75,000 shares of Gulfstar $10.00 preferred stock and cash and notes of $1,220,000, exclusive of acquisition costs. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The excess (approximately $1,277,000) of the total acquisition cost over the recorded value of assets acquired was allocated $500,000 to a proprietary database PTS developed which is being amortized over seven years and $571,144 (which has been reduced by $199,006 for the accrued loss on a long term contract net of a $6,772 deferred tax benefit) to goodwill which was being amortized over 20 years. The statement of operations for the year ended September 30, 1996 includes PTS since PTS was acquired on September 29, 1995 and during the year ended September 30, 1997 (Unaudited) the PTS subsidiary discontinued operations and the subsidiary recorded losses on the abandonment of a project in Mexico, offset by liabilities directly associated with this project as well as the impairment of fixed assets and goodwill offset by liabilities directly associated with these assets including liabilities it had recorded to a shareholder pursuant to APB16, accounting for the acquisition of a subsidiary utilizing the purchase method. Certain administrative liabilities remained as of September 30,1997 (Unaudited). On July 22, 1998 PTS subsidiary filed a voluntary petition for complete liquidation under Chapter 7 of the bankruptcy code in the Middle District of Florida, Tampa Division.






  Principles of Consolidation

  The accompanying consolidated balance sheet as of September 30, 1997 includes the accounts of the Company and the following subsidiaries with results of operations included for the period subsequent to the acquisition date:

                                               Date of Acquisition

    TIER Environmental Services, Inc.          September 26, 1994
    Plant Technical Services, Inc.             September 29, 1995

  All significant intercompany accounts and transactions have been eliminated.


  Restatement and Reclassification of Financial Statement Presentation

  On October 1, 1993, by unanimous consent of the board of directors, which at the time represented a majority of the shareholders of the Company, the Company spun off all of its subsidiaries except for MBT Associates, of which that aqusistion was subsequently remaned; and as of that date recorded a quasi-reorganization adjustment.

  Revenue Recognition

  During 1996, the Company's revenues were derived mainly from the reimbursement of subcontractor costs, plus a 15% fee, by the State of Florida on eligible contracts with site owners in the Company's Florida subsidiary, Tier Environmental Services and engineering placement services in the Company's Texas Subsidiary, Plant Technical Services (PTS). Revenues from cost-plus-fee contracts are recognized as costs are incurred during the period plus the fee earned. Contract costs consist mainly of subcontractor costs. On contracts with direct labor charges, revenues are recognized to the extent of hours incurred at allowable billing rates. "Contracts in Progress" represents the reimbursement due on subcontractor billings. "Contracts Payable" represents payments due to subcontractors. During 1997, the Company's primary revenues were derived mainly from engineering placement services, and were based upon standard billing rates charged by the hours worked. Corresponding expenses were recorded for all hours included in revenue.

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

     Concentration of Credit Risk and Economic Dependence

     The Company's subsidiary PTS was engaged in the professional engineering business, providing consulting, design, start-up support, operation, maintenance, contract personnel and construction management service to technical industries throughout the United States. The Company performed ongoing credit evaluations of its customers' financial condition and requires no collateral.

     The Company had major customers, each of which accounted for more than 10% of sales in 1996. Sales to these customers totaled $1,770,322 for the year ended September 30, 1996. Accounts receivable from these customers totaled $106,693 at September 30, 1996.

     The Company was dependent upon a secured creditor, not demanding payment on its demand note, which the creditor is a company affiliated with a stockholder and director of the Company.

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

     Significant estimates included in the financial statements include the value ascribed the consideration of the Company's stock issued in connection with the acquisition of Tier in September, 1994 as well as the contingent shares issued in September 1995, the value ascribed to the Company's stock issued in connection with the acquisition of PTS in September, 1995, and correspondingly the loss on abandonment of these assets, net of the cancellation of the corresponding liabilities associated with them during the fiscal year ended September 30, 1997 (Unaudited) and the value ascribed to services provided the company which were compensated by the issuance of the Company's stock in the statement of operations for the year ended September 30, 1996. Other significant estimates include the anticipated loss on a long term contract, short fall accruals, allowance for escrow loss and the valuation allowance for deferred tax assets.

     Earnings Per Share

     Earnings per share amounts are computed based on the weighted average shares outstanding plus shares that would be outstanding assuming conversion of the preferred stock which are considered common stock equivalents.

     Supplemental Information-Statement of Cash Flows

                                             For the Years Ended
                                                 September 30,
                                               1997           1996
                                             (Unaudited)

     Income Tax Paid                            $-0-         $-0-


     Interest Paid                              $-0-         $61,346











     Schedule of Non Cash Investing and Financing Activities:

                                                     For the Years Ended
                                                         September 30,
                                                      1997           1996
                                                   (Unaudited)
      Rescission of 357,133 contingent shares
        of common stock issued to "Tier"
        shareholders                               $ 142,854            -

      Rescission of 45,625 shares issued for
        services previously charged to
        operating expenses                         $  18,250            -

      Income from cancellation of unsecured
        notes payable of the "Tier" subsidiary     $ 136,561            -

      110,000 shares issued in 1996 for
        services charged to operating expenses             -    $  44,419

      Reduction of and accrued expenses due to
        the novation of the Mexican contract
        with Hemyc                                         -    $ 269,357

      Reduction of contract receivable due to
        the novation of the Mexican contract
        with Hemyc                                         -    $ 214,668

      Reclassification of contract receivable
        to investment in equipment - Mexican
        project due to the novation of the
        contract mentioned above                           -    $ 630,842

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

  In connection with the acquisition of TIER of Florida discussed in Note 3, 357,133 shares of common stock were to be issued to the shareholders of TIER in 1996. These shares were rescinded during the year ended September 30, 1997.

  In 1996 and 1995 the Company issued 110,000 and 485,000 shares of common stock for services which were charged to operating expenses, respectively. During the year ended September 30,1 997 45,625 of these shares were rescinded.

  The Company sold 1,000,000 shares in January and February 1996 in an overseas offering which generated gross proceeds to the company of $234,000. Direct offering costs of $35,100 were incurred bringing net proceeds to the Company of $198,900.

  Reserved shares

  In connection with the acquisition of TIER, discussed in Note 3, 357,133 shares of common stock became due during 1995. These shares, if and when issued, will be subject to restriction under SEC rule 144 and have been treated as outstanding as of September 30, 1996 and have yet to be issued. During the year ended September 30, 1997 these shares were rescinded.

  In connection with the plan of reorganization, the Company objected to the claim of the prior shareholder of the PTS subsidiary, and as discussed in
  Note 6, the disallowed claim would have to be overturned, which the Company has been advised by counsel is unlikely. Had the claim been allowed or should, this shareholder to be successful upon appeal he could be awarded up to 58,833 of "new" shares pursuant to the plan of reorganization.

  Preferred Stock

  The certificate of incorporation of the Company authorizes its board of directors to issue for value 1,000,000 shares of preferred stock, $10 par value. Preferred stock may be issued in series with such designations, relative rights, preferences and limitations as may be fixed from time to time by the board of directors of the Company. In connection with the acquisition of PTS, the Company issued 75,000 shares which are convertible into common stock on a one to one basis. In connection with the plan of reorganization, these shares are anticipated to be

NOTE 5 - TRANSACTIONS WITH RELATED PARTIES

  The Company paid $35,100 in 1996 to a company affiliated with a stockholder and former officer for fees in connection with the issuance of stock to overseas investors.

  During the year ended September 30, 1996, $44,419 was charged to operations based upon the value ascribed to 110,000 shares which were issued to a law firm and a consultant for services performed during the period. During the year ended September 30, 1997, $18,250 was treated as a reduction of professional fees when 45,625 of these shares were rescinded.

  Included in amounts due to Class II creditors at September 30, 1997 for expenses advanced by a company affiliated with a stockholder and director of the company is $812,649 and $9,000 advanced from a corporate stockholder. Other than the $9,000 from the corporate stockholder, these amounts bear an interest rate of prime and were due upon demand. Interest expenses on these notes were $55,318 and $58,250 for the years ended September 30, 1996 and 1997 respectively.

  Note payable to stockholder (the former sole stockholder of PTS) includes $7,145 of a non-interest bearing instrument. Additionally, this note has been reduced by amounts reserved for the anticipated loss on long term contract and $918,944 remains which represents the balance on the acquisition note after such reduction, bearing interest at 8%. $72,760 of interest was accrued on this note and is included in interest expense and accrued expenses for the year ending September 30, 1996. No interest was accrued on this subsequent to the litigation discussed in Note 7, and during the year ended September 30, 1997 these amounts were included in the cancellation of indebtedness income of the discontinued operations of the PTS subsidiary.

NOTE 6 - LEASES

     The Company leases certain of its office facilities and office equipment under operating leases. Future minimum lease payments as of September 30, 1997 are:

      Year
      1998                                           $ 17,556
      1999                                             17,556
      2000                                              5,852
      Total                                          $ 40,964

  Rent expense for all premises leases for 1997 and 1996 was approximately $12,400 and $36,164 respectively. The remaining lease obligation is expected to be canceled in the bankruptcy proceedings and the subsidiary has surrendered the premises to the landlord.



NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

     The Company is also a defendant in four cases not related to reimbursement from the State of Florida. These cases involve allegations of direct debts of the Company. The original debts of the plaintiff's had been recorded on the Company's financial statements.

     The State of Florida has notified the Company of approximately $220,000 of expenses included in funded packages that will not be approved for reimbursement. The investor's who funded the packages will seek reimbursement from the Company on these shortfalls.

     The Company does not anticipate that any of these claims will survive the plan of reorganization.

     The Company's subsidiary PTS has various claims and pending actions incident to the business operations of the Company including equipment delivered for the Mexican project. One supplier obtained a judgement of $388,904, which is included in the amounts already recorded as payables for this project. In the opinion of management, the Company's potential liability in all pending actions and claims had been properly accrued for.

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

NOTE 8 - INCOME TAXES

     Provision for income taxes relating to the company's Tier subsidiary consists of the following:
                                                         1997        1996
      (Income tax expense) benefit from taxes
           - deferred                                $    -     $    -

  Provision for income tax differs from income tax expense that would result from applying domestic statutory rates to pretax income from continuing operations as follows:
                                                         1997        1996

      Effect of non-deductible expenses              $       -    $       -
      Deferred tax effects of temporary  differences         -       79,374
      (Provision for) benefit from income taxes      $       -    $  79,374

  Deferred taxes consist of the following at September 30;


           Total deferred tax assets                $1,148,016   $1,313,129

           Less:  valuation allowance               (1,148,016)  (1,171,276)
                                                                    141,853

           Total deferred tax liabilities                    -     (141,853)

           Net deferred tax assets                  $        -   $        -

  Deferred tax assets and liabilities are attributable to temporary differences relating to accounts receivable and accounts payable that arise primarily because one of the Company's subsidiaries is on a cash basis for federal income tax purposes. The other subsidiary has deferred tax assets which are attributable to temporary differences relating to the anticipated loss on long term contracts. The approximate tax affects of these temporary differences are reflected in the figures for total deferred tax assets and total deferred tax liabilities above. In addition, the Company has net operating loss carryovers of approximately $7,887,530 available to offset taxable income. At the date of the quasi-reorganization discussed in Note 3 the Company had available net operation loss carryforwards of $3,050,140 after which the tax benefits will be reported as a direct addition to contributed capital if the tax benefits are recognized in a subsequent year. Deferred tax assets are provided on net operating loss carryforwards for tax purposes of $4,837,390 which have arisen subsequent to the quasi-reorganization.

NOTE 9 - FINANCING OF RECEIVABLES

  Sale of Receivables:

  During 1992, the company's PTS subsidiary began selling all or part of its trade receivables to a financial institution. Under the terms of the agreement, the Company receives 85% of the sold receivable on a nonrecourse basis. Of the remaining 15%, 2% is retained by the financial institution as a fee charged to the company and 13% is remitted to the Company upon receipt from the Company's customer. As of September 30, 1996 included in other receivables was a balance due from financial institutions of $48,774

  Outside Funding of Vendors By Investors:

  The Company's Tier subsidiary has paid premiums to finance companies to fund certain project receivables upon completion approval by the state of Florida. No amounts are outstanding as of September 30, 1997 on such receivables. In connection with this sale the unamortized bonding premiums were written off to zero and included in impairment loss for the year ended September 30, 1996.

  The Receivables of the Tier subsidiary have been used as collateral to fund the payment of certain contracts payable to vendors which in turn have been funded by outside investors.

  In connection with the funding and closing of individual contracts, $291,237 has been escrowed for various potential charges by Florida or the funder of which the company estimates $96,108 to be the allowance for escrow loss during the year ended September 30, 1996.

NOTE 10 - DEFINED EMPLOYEE CONTRIBUTION PLANS

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

NOTE 11 - NOTES PAYABLE

     Notes payable consisted of the following at September 30, 1996:

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

                                                                $ 136,561



     During the year ended September 30, 1997 the company discontinued operations in the Florida subsidary and these notes were included in cancelation of indebtedness income for that year.

NOTE 12 - SEGMENT INFORMATION

     During the year ended September 30, 1996 the Company operated principally in two industries, engineering placement services and remediation of gasoline contaminated properties. During the year ended September 30, 1997 the company only had operating activities in the engineering placement services subsidary and therefore no segment information is provided for that period. Operations in the engineering placement service involve the placement of qualified people from the company's pool of professionals at utility companies in North America for a fee. Operations in remediation services involves managing for a fee clean up on approved sites and subsequent reimbursement in the State of Florida. Total revenue by industry includes both sales to unaffiliated customers, as reported in the Company's consolidated income statement.

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





NOTE 12 - SEGMENT INFORMATION - (Continued)

     To reconcile industry information with consolidated amounts, eliminations have been made for intercompany advances and intercompany charges.

                          Engineering
                           Placement  Remediation Elimi-
                            Services   Services   nations Consolidated

      Sales to
        unaffiliated
        customers        $3,672,357   $1,082,360   $       0      $ 4,754,717
      Intersegment
        sales                     -            -           -                -

        Total revenue    $3,672,357   $1,082,360   $       0      $ 4,754,717

      Operating loss       (215,321)  (2,106,746)     66,282      $(2,255,785)

      General corporate
        expenses                                                      239,142
      Interest expense                                                189,515

        Income from
         continuing
         operations
         before income
        taxes                                                      (2,684,442)

      Identifiable
        assets at
        September 30,
        1996           $2,174,249    $3,349,289   $(181,877)       $5,341,661

        Total assets at
          September 30,
          1996                                                      5,341,661



















NOTE 13 - SUBSEQUENT EVENTS (1996)

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

          NONE.

                             PART III

Item 9.   Directors and Executive Officers of Registrant.

     (a) Directors and Officers. The following schedule sets forth the name of each director and officer of the Company and the nature of all positions, and offices with the Company presently held by them during the fiscal year ended September 30, 1997. Each director and officer, except Amin Bishara who was appointed temporarily to fill a vacancy, has been elected until the next annual meeting of shareholders of the Company, or until his successor shall have been elected and qualified. As part of the acquisition agreement with Plant Technical Services, Inc., of Texas, some of the previous directors have resigned and new directors have been appointed in their place as of September 30, 1996.

     The executive officers and directors of the Company are as follows:

Name                             Age      Position Held

Warren Douglas Cattanach         51       Director and Officer
                                          (resigned December, 1996)

George E. Fiske                  60       Director and Officer
                                          (resigned January, 1997)

Amin T. Bishara                  51       Director (Temporary)
                                          (terminated May, 1996)

Frank Corris                     49       President of Plant
                                          Technical Services, Inc.
                                          (resigned May 1997)

William O'Callaghan              55       Outside Director

Martin Sportschuetz              35       Outside Director

Jochen Brenner                   30       Outside Director
                                          (resigned July 1997)

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






     Mr. Jochen A. Brenner became a director of the Company in connection with the shareholders' meeting of March 15, 1996, in representation for the interest of German clients who have been purchasing the Company's securities in the open market since 1993. Mr. Brenner is the founder and chief executive officer of SFU Group, Ltd. SFU manages funds for a number of other private investors, including investments in real estate, energy, and currency trading. Mr. Brenner attended the University of Hohenheim, Stuttgart, where he studied economics from 1986 to 1989. Mr Brenner resigned upon the filing of the Company's voluntary Petition for Bankruptcy under Chapter 11.

Item 10.  Executive Compensation.
                                                                   Securities
                                                                   of property
                                                   Salaries,        insurance
                                                     fees,         benefits or
                                                   director's       repayment
Name of individual                                   fees,             of
or number of                  Capacities in        commission       personal
persons in group               which served        and Bonuses      Benefits

Warren Douglas Cattanach Director/Officer         $  26,400             0

Amin T. Bishara          Director (Temporary)             0             0

Frank Corris             Officer                     36,000             0

Officers and Directors
  as a group                                      $  62,400             0

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

Item 12.  Certain Relationships and Related Transactions.

     The Company paid $35,100 in 1996 to a company affiliated with a stockholder and former officer for fees in connection with the issuance of stock to overseas investors.




     During the year ended September 30, 1996, $44,419 was charged to operations based upon the value ascribed to 110,000 shares which were issued to a law firm and a consultant for services performed during the period. During the year ended September 30,1997, $18,250 was treated as a reduction of operating expenses as a result of the recission of 45,625 of these shares.

     Included in amounts due to related parties at September 30, 1996 for expenses advanced by a company affiliated with a stockholder and director of the company is $754,399 and $9,000 advanced from a corporate stockholder. Other than the $9,000 from the corporate stockholder, these amounts bear an interest rate of prime and are due upon demand.

     Note payable to stockholder (the former sole stockholder of PTS) includes $7,145 of a non-interest bearing instrument. Additionally, this note has been reduced by amounts reserved for the anticipated loss on long term contract and $918,944 remains which represents the balance on the acquisition note after such reduction, bearing interest at 8%. The company commenced litigation with this shareholder and during the fiscal year ended September 30, 1997.

     The Company is dependent upon a secured creditor not demanding payment on its demand note. The creditor is a company affiliated with a stockholder and director of the Company.

                             PART IV

Item 13.  Exhibits.

     (a)(1)    The following is a list of exhibits filed as part of this
               Annual Report on Form 10-KSB.  Where so indicated by footnote, exhibits which were previously filed are incorporated by
               reference.
Exhibit Number
Reference      Description
(3a)*          Articles of Incorporation, as amended
(3b)*          By-laws, as amended
(4)*           Specimen of Common Stock certificate
(101)*         Agreement and merger plan between Tier Environmental Services,
               Inc. and Plant Technical Services, Inc.
(10m)*         Employment Agreement with:
               (a)  Amin Bishara
               (b)  Frank Corris
(12)*          Agreement of Sale between Tier Environmental Services, Inc.
               and MBT Associates, Inc.


* The above items were previously filed and are hereby incorporated by reference.

                              SIGNATURES

In accordance with the requirments of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   GULFSTAR INDUSTRIES, INC.
                          FORMERLY TIER ENVIROMENTAL SERVICES, INC



Dated: December 31,1998,
and submitted with       By:/s/William O'Callaghan
re-assigned access codes William O'Calllaghan, Acting President
February 17,1999