Form 10QSB
period 1997-12-31
GULFSTAR INDUSTRIES INC
filed 1999-03-04
CIK 820789

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended December 31, 1997Commission File No. 133-16736


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

     Yes:   X            No:


The number of shares outstanding of each of the registrant's classes of common stock as of December 31, 1997 is 9,106,365 shares all of one class of $.032 par value common stock and 75,000 shares of convertible preferred stock with a $10.00 par value.

            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)



                              INDEX

                                                               PAGE

PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheet - December 31, 1997               1

          Consolidated Statements of Operations - Three Months
            Ended December 31, 1997 and December 31, 1996              2

          Consolidated Statement of Cash Flows - Three Months
            Ended December 31, 1997 and December 31, 1996            3-4

          Notes to the Consolidated Financial Statements             5-6

          Management's Discussion and Analysis of financial
            conditions and results of operations                     7-8


PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                                  9

          Item 2.   Changes in Securities                              9
          Item 3.   Defaults Upon Senior Securities                    9

          Item 4.   Submission of Matters to a Vote of                 9
                      Security Holders

          Item 5.   Other Information                                  9

          Item 6.   Exhibits on Reports on Form 8-K                    9

Signature Page                                                        10

            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)
                   CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1997





      Assets

Current Assets
  Cash                                                         $      32

      Total Current Assets                                            32

      Total Assets                                             $      32
      Liabilities and Stockholders' Deficit


Current Liabilities
  Unsecured creditors of subsidiary                            $ 239,885
  Class III Creditors                                             53,014
  Class IV Creditors                                             812,649
  Accrued Administrative Expense                                   8,381

      Total Current Liabilities                                1,113,929



Stockholders' Deficit
  Common stock, par value $.032 per share; authorized
    10,000,000  shares, issued and outstanding 9,106,365         291,404
  Convertible preferred stock, authorized 1,000,000
    shares, par value $10.00; 75,000 shares issued
    And outstanding(convertible and subject to
    reorganization)                                              750,000
Additional paid in capital                                     3,166,718
Retained deficit (October 1, 1993)                               (59,033)
Retained deficit, subsequent to quasi-reorganization          (5,262,986)

      Total Stockholders' Deficit                             (1,113,897)

      Total Liabilities and Stockholders' Deficit             $       32














                  GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                 (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)
                    CONSOLIDATED STATEMENTS OF OPERATIONS




                                                           For the
                                                      Three Months Ended
                                                         December 31,
                                                       1997         1996

Contract Revenues Earned                           $        -   $   967,260
Other fees and income                                       -             -

    Total Revenue                                           -       967,260

Cost of contract revenues earned                            -       822,028

Gross Profit                                                        144,232

Operating Expenses
  Selling and administrative expenses                   8,381       174,383
  Depreciation and amortization                             -        28,896
  Interest expense                                          -        16,502
  Provision for bad debts                                   -         2,000

Loss from operating activities                         (8,381)      (77,549)

Loss from discontinued operation of Florida
 environmental subsidiary including $1,101,929
 impairment of goodwill, $38,946 of bad debts,
 $16,403 abandonment of fixed assets,
 $196,132 cancellation of indebtedness income
 and $213,961 loss from operations during the
 phase out period                                           -    (1,136,162)

Provision for taxes                                         -             -

      Net Loss                                     $(   8,381)  $ 1,213,711)

(Loss) per share                                   $  ( .0009)  $     (.132)

Weighted average shares outstanding                 9,106,365     9,181,565














                  GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   For the Three Months Ended
                                                          December 31,
                                                       1997         1996
OPERATING ACTIVITIES
  Cash Flows Used In Operating Activities:
    Net loss from operations                         $ (8,381)      $(77,549)
    Adjustments to reconcile net loss to cash
      used in operating activities:
    Expense reduction due to the rescission of
      common stock                                          -        (18,250)
    Depreciation and amortization                           -         28,896
    Provision for bad debts                                 -          2,000
    (Increase) decrease in accounts receivable              -        (60,716)
    (Decrease) in accounts payable and accrued
      expenses                                          8,284        160,090
    Increase in accrued interest                            -         16,502
                                                          (97)        50,973
DISCONTINUED OPERATING ACTIVITIES:
 Cash Flows (Used In) Discontinued Operating
   Activities:
   Net loss                                                 -     (1,136,162)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
    Allowance for escrow loss                               -         38,946
    Provision for bad debts                                 -         16,403
    Loss on assets disposed                                 -      1,101,929
    Impairment losses                                       -         59,571
    Cancellation of indebtedness                            -      1,616,552
    Decrease (increase) in contracts in progress            -      1,493,814
    Decrease (increase) in accounts receivable              -        720,491
    (Increase) decrease in other receivables and
      escrow deposits                                       -        304,212
    (Decrease) increase in contracts payable                -     (1,493,814)
    (Decrease) increase in accounts payable and
      accrued expenses                                      -     (1,157,891)
    Decrease (increase) in other assets                     -              -
      Net cash (used in) discontinued operating
       activities                                           -        (52,501)


INVESTMENT ACTIVITIES
  Cash Flows Used In Investment Activities:
    Capital expenditures                                    -         (2,896)
                                                            -         (2,896)











                   GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                  (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                  For the Three Months Ended
                                                          December 31,
                                                       1997         1996
FINANCING ACTIVITIES
  Cash Flows Used In Financing Activities:
    (Repayment) of stockholder loans                        -          -
    Proceeds from loan payable - related parties
     (net)                                                  -          -
    (Decrease) increase in notes payable (net)              -          -
                                                            -          -

Net (decrease) in cash and cash equivalents               (97)    (1,528)

Cash and cash equivalents, beginning of the period        129      1,657

Cash and cash equivalents, end of the period        $      32  $     129

                     GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
                     (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                 (For three months ended December 31, 1997 and 1996)

A.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. Earnings per share are based on weighted average shares outstanding for all periods presented giving effect to 75,000 convertible preferred shares treated as a common stock equivalent. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on form 10-KSB for the year ended September 30, 1997.

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

     On September 29, 1995 Gulfstar acquired all of the common stock of Plant Technical Services, Inc. (PTS) through an acquisition and redemption by




                     GULFSTAR INDUSTRIES, INC AND SUBSIDIARIES
                    (FORMERLY TIER ENVIRONMENTAL SERVICES, INC)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENT
               (For the three months ended December 31, 1997 and 1996)


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

  Included in amounts due to related parties at December 31, 1997 for expenses advanced by a company affiliated with a stockholder and director of the company is $796,765 including $81,822 of accrued interest at 12% and $9,000 advanced from a corporate stockholder.

  Note payable to stockholder (the former sole stockholder of PTS) includes $7,145 of a non-interest bearing instrument. Additionally, this note has been reduced by amounts reserved for the anticipated loss on long term contract and $918,944 remained at September 31,1996 and December 31,1995 which represented the balance on the acquisition note after such reduction, bearing interest at 8%; interest was accrued on this note offer the termination of the president and during the quater ended March 31,1997 this note was reversed aganist the abandonment of the PTS assets including Goodwill, Fixed Assets and Database and recorded as cancelation of indebtnessess income.

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

ABOUT THE SUBSIDIARIES THAT WERE DISCONTINUED DURING THE YEAR ENDED SEPTEMBER 30,1997

TIER Environmental Services, Inc.

The primary revenue of this environmental subsidiary came from its work in direct cooperation with the Florida legislature towards reimbursement for eligible sites for environmental clean-up. The Governor's executive order dated March 8, 1995 in reference to the Inland Protection Trust Fund (the "fund") referendum has caused some confusion during the year ended September 30,1996.

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

During the fourth quarter 1995 the Company's former president spent a substantial portion of his time pursuing one acquisition in Mexico, the Hemyc Group (see form 10-K for the fiscal year ended September 30, 1995) which in turn, the Company has since rescinded. The Company has also continued to attempt to resolve a joint venture with the Hemyc Group which was substantially delayed as for the fiscal year ended September 30, 1995. This subsidiary recorded a loss on the contract to the extent it has accrued costs associated with the joint venture and charged the same loss to amounts due to the former president shareholder. The remaining assets of this joint venture are recorded as idle equipment as of December 31, 1996. During the quarter ended March 31,1997 the Company recorded the discontinuation of the




                   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS



operations of this subsidary, recording the abandonment of Goodwill, Database, Fixed Assets, net of the calculation of the liabilities directly associated with these assets.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1997 vs. December 31, 1996

The results of operations for the three months ended December 31, 1996 includes the PTS subsidiary with a net loss of $77,549 and the Tier Environmental subsidiary reported its results as discontinued operations with a net loss of $1,136,162. The loss from operations for the three months ended December 31,1997 represent administrative expenses of $8,381.

Liquidity and Working Capital

The Company's working capital continued to decline during the quarter ended December 31, 1996. At September 30, 1996 the Company had a deficit of $1,959,320 as compared to a deficit of $2,098,034 at December 31, 1996. At December 31,1997 the company had a working capital deficit of $1,113,897.

As a result of the above, management believes the filing of the plan of reorganization under Chapter 11 offers the best opportunity to restore shareholder value to the Company's stockholders in light of the results of operations and the financial condition of the Company.


Forward looking and other statements

Forward looking statements above and elsewhere in this report that suggest that the company will increase revenues, become profitable and achieve significant growth through acquisitions are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations and cash flows. These statements are identified by words such as "believes," "expects," "anticipates" or similar expressions. Such forward looking statements are based on the beliefs of Gulfstar Industries Inc. and its Board of Directors in which they attempt to analyze the Company's competitive position in its industry and the factors affecting its business. Stockholders should understand that each of the foregoing risk factors, in addition to those discussed elsewhere in this document and in the documents which are incorporated by reference herein, could affect the future results Gulfstar Industries Inc. and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference herein. In addition there can be no assurance that Gulfstar Industries Inc. and its Board have correctly identified and assessed all of the factors affecting the Company's business.

                   PART II - OTHER INFORMATION



Item 1.     Legal Proceedings

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



                               GULFSTAR INDUSTRIES, INC.
                               FORMERLY TIER ENVIRONMENTAL SERVICES, INC.




Dated: December 31, 1998,           By:/s/William O'Callaghan
 and submitted with                    William O'Callaghan, Acting President
 re-assigned access codes
 February 19, 1999