Form 10QSB
period 1998-03-31
GULFSTAR INDUSTRIES INC
filed 1999-03-15
CIK 820789

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended March 31, 1998Commission File No. 133-16736


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


Issuer's telephone number, (813) 441-4442


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

     Yes:   X            No:


The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1998 is 9,106,365 shares all of one class of $.032 par value common stock and 75,000 shares of convertible preferred stock with a $10.00 par value.

            GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)



                              INDEX

                                                            PAGE

PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheet - March 31, 1998                   1

          Consolidated Statements of Operations - Six Months
            Ended March 31, 1998 and Six Months Ended
            March 31, 1997                                              2

          Consolidated Statement of Changes in Stockholders Equity
            for the Year and Six Months Ended March 31, 1998          3-4

          Statement of Cash Flows - Six Months Ended March 31, 1998
          and Six Months Ended March 31, 1997                         5-6

          Notes to Financial Statements                               7-8

          Management's Discussion and Analysis of financial
          conditions and results of operations                       9-10


PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                                11

          Item 2.   Changes in Securities                            11

          Item 3.   Defaults Upon Senior Securities                  11

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                 11

          Item 5.   Other Information                                11

          Item 6.   Exhibits on Reports on Form 8-K                  11

Signature Page                                                       12

                      GULFSTAR INDUSTRIES, INC.
              (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)
                           AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                           MARCH 31, 1998






      Assets

Current Assets
  Cash                                                        $       32

     Total Current Assets                                             32

      Total Assets                                            $       32




      Liabilities and Stockholders' Equity

Current Liabilities
 Unsecured creditors of subsidiary                             $ 239,885
 Class III Creditors                                              53,014
 Class IV Creditors                                              812,649
 Accrued administrative expenses                                  16,764

      Total Current Liabilities                                1,122,312

Stockholders' Equity
  Common stock, par value $.032 per share; authorized
    10,000,000  shares, issued and outstanding 9,106,365         291,404
  Convertible preferred stock, authorized 1,000,000 shares,
    par value $10.00; 75,000 shares issued and outstanding
    (convertible and subject to reorganization)                  750,000
Additional paid in capital                                     3,166,718
Retained deficit, (October 1, 1993)                              (59,033)
Retained deficit, subsequent to quasi-reorganization          (5,271,369)

      Total Stockholders' Deficit                             (1,122,280)

      Total Liabilities and Stockholders' Deficit             $       32











See notes to the consolidated financial statements.
                                                                1

                          GULFSTAR INDUSTRIES, INC.
                (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)
                              AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                                           For the
                                                       Six Months Ended
                                                           March 31,
                                                         1998         1997

Contract Revenues Earned                            $       -   $  967,260
Other Income                                                -            -

  Total Revenue                                             -      967,260

Cost of contract revenues earned                            -      823,028

Gross Profit                                                -      144,232

Operating Expenses
  Selling and administrative expenses                 (16,764)     174,383
  Depreciation and amortization                             -       28,896
  Interest expense                                          -       32,386
  Provision for bad debts                                   -        2,000

Loss from operations                                  (16,764)     (93,433)

Loss from discontinued operations of Florida
  environmental subsidiary including $1,101,929
  of impairment of goodwill, $38,946 of bad
  debts, $16,403 abandonment of fixed assets,
  $196,132 cancellation of indebtedness income
  and $213,961 loss from operations during the
  phase out period                                          -   (1,136,162)

Loss from discontinued operations of Texas
  engineering consulting subsidiary including
  $492,590 of impairment of goodwill, $113,359
  of bad debts, $1,151,092 abandonment of data
  base and fixed assets, $28,997 depreciation
  and amortization, $1,556,981 cancellation of
  indebtedness income and $144,576 loss from
  operations during the phase out period                    -     (231,277)

Income (loss) before taxes                            (16,764)  (1,460,872)

Benefit from (provision for) income taxes                   -            -

      Net (Loss)                                    $ (16,764) $(1,460,872)

Income (loss) per share                           $     (.002)  $    (.159)

Weighted average shares outstanding                 9,181,365    9,181,365



See notes to the consolidated financial statements.
                                                                2

                              GULFSTAR INDUSTRIES, INC.
              (FORMERLY TIER ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES) CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
                PERIOD FROM OCTOBER 1, 1997 THROUGH MARCH 31, 1998





                                    Common Stock        Preferred Stock
                                  Shares     Amount     Shares     Amount

Balance, October 1, 1997       9,509,123 $  304,292     75,000  $ 750,000

Recision of contingent common
 stock from prior acquisition   (357,133)   (11,428)         -          -
 (Unaudited)

Recision of common stock for
 services (Unaudited)            (45,625)    (1,460)         -          -

Net loss for year ended
  September 30, 1997
  (Unaudited)                          -          -          -          -

Balance, September 30, 1997
  (Unaudited)                  9,106,365    291,404     75,000    750,000

Retained deficit prior to re-
 organization charged to
 additional paid in capital            -          -          -          -

Net income for the six months
  ended March 31, 1998                 -          -          -          -

Balance, March 31, 1998        9,106,365  $ 291,404 $   75,000  $ 750,000























See notes to the consolidated financial statements.
                                                                3

                                        Retained
                                        Deficit
                                       Subsequent
                                        to Quasi-
                        Quasi-        Reorganization
      Additional     Reorganization        and
       Paid In         (10-1-93)      Reorganization
       Capital         Adjustment      (of 7-22-97 )         Total

     $3,314,934     $  (59,033)        $(3,793,733)     $  516,460


       (131,426)             -                   -        (142,854)



        (16,790)             -                   -         (18,250)



              -              -          (1,460,872)     (1,460,872)


      3,166,718        (59,033)         (5,254,605)     (1,105,516)



              -              -             (16,794)        (16,794)




     $3,166,718       $ 59,033         $(5,271,369)    $(1,122,280)






















See notes to the consolidated financial statements.
                                                                4

                       GULFSTAR INDUSTRIES, INC.
      FORMERLY TIER ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                           For the
                                                        Six Months Ended
                                                            March 31,
                                                        1998         1997
                                                                  (Unaudited)
OPERATING ACTIVITIES
  Cash Flows From (Used In) Operating Activities:
    Net loss                                       $  (16,764)    $  (93,433)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
    Depreciation and amortization                           -         28,896
    Expense reduction via recision of common stock          -        (18,250)
    Provision for bad debts                                 -          2,000
    Decrease (increase) in accounts receivable              -        (60,716)
    Increase in accounts payable and accrued
      expenses                                         16,667        160,090
    Increase in accrued interest                            -         32,386
         Net cash from (used in) operating activities     (97)        50,973

DISCONTINUED OPERATING ACTIVITIES:
  Cash Flows (Used In) Discontinued Operating
   Activities:
   Net loss                                                 -     (1,367,439)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                           -         28,997
    Provision for bad debts                                 -        152,305
    Loss on assets disposed                                 -      1,167,495
    Impairment losses                                       -      1,594,519
    Cancellation of indebtedness                            -      1,616,552
    Decrease (increase) in contracts in progress            -      1,493,814
    Decrease (increase) in accounts receivable              -        720,491
    (Increase) decrease in other receivables and
      escrow deposits                                       -        304,212
    (Decrease) increase in contracts payable                -     (1,493,814)
    (Decrease) increase in accounts payable and
      accrued expenses                                      -     (1,037,529)
      Net cash (used in) discontinued operating
        activities                                          -        (52,501)

Net (decrease) in cash and cash equivalents               (97)        (1,528)

Cash and cash equivalents, beginning of year              129          1,657

Cash and cash equivalents, end of year              $      32     $      129






See notes to the consolidated financial statements.
                                                                5

                     GULFSTAR INDUSTRIES, INC.
               FORMERLY TIER ENVIRONMENTAL SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (For six months ended March 31, 1998)



A.     BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. Earnings per share are based on weighted average shares outstanding for all periods presented giving effect to 75,000 convertible preferred shares treated as a common stock equivalent. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on form 10-KSB for the year ended September 30, 1997.

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

                     GULFSTAR INDUSTRIES, INC.
               FORMERLY TIER ENVIRONMENTAL SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (For six months ended March 31, 1998)



B.     PURCHASE OF SUBSIDIARIES - (Continued)

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

  Note payable to stockholder (the former sole stockholder of PTS) had included $7,145 of a non-interest bearing instrument. Additionally, this note had been reduced by amounts reserved for the anticipated loss on long term contract and $918,944 remained which represents the balance on the acquisition note after such reduction, bearing interest at 8%. $36,760 of interest was accrued on this note and is included in interest expense and accrued expenses for the six month period ending March 31, 1996, and the balance including accrued interest of $72,760 was recorded as cancellation of indebtedness income with the discontinuation of this subsidiary in the quarter ending March 31, 1997

              MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS





The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements including the Company's Florida operating subsidiary, as well as information relating to the plans of the Company's current management.

ABOUT THE SUBSIDIARIES WHICH WERE DISCONTINUED DURING THE YEAR ENDED SEPTEMBER 30,1997

TIER Environmental Services, Inc.

The primary revenue of this environmental subsidiary came from its work in direct cooperation with the Florida legislature towards reimbursement for eligible sites for environmental clean-up. The Governor's executive order dated March 8, 1995 in reference to the Inland Protection Trust Fund (the "fund") referendum has caused some confusion during the year ended September 30, 1996.

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS





RESULTS OF OPERATIONS

Six Months Ended March 31, 1998 vs. March 31, 1997

The results of operations for the six months ended March 31, 1997 includes operations of the PTS subsidiary through December and the parent company through March 31, 1997 for a loss of $93,433 on revenues of $967,260 and the Tier environmental subsidiary reported a loss from discontinued operations of $1,136,162 including an operating loss of $213,961 during the phase out period effective for the quarter ended December 31, 1996, and the PTS reported a loss of $231,277 from the discontinuation of its operations including an operating loss of $144,576 during the phase out period, during the quarter ended March 31, 1997. The result of operations for the six months ended March 31,1998 consisted of a loss on administrative expenses totally $ 16,764.


Liquidity and Working Capital

The Company's working capital continued to remain negative during the quarter ended March 31, 1997. Despite the discontinuation of both subsidiaries and the reversal of liabilities associated with the operating assets of these subsidiaries. At September 30, 1996 the Company had a deficit of $1,959,320 as compared to a deficit of $1,105,516 at March 31, 1997. On September 30, 1997 the company had a deficit of $1,105,516 as compared to a deficit of $1,122,280.

As a result of the above management believes that filing of the plan of reorganization under Chapter 1, offers the best opportunity to restore shareholder value to the Company's stockholders in light of the results of operations and the financial condition of the Company.

INFLATION

The rate of inflation has had little impact on the Company's results of operations and is not expected to have significant impact on continuing operations.

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