Form 10QSB
period 1998-06-30
GULFSTAR INDUSTRIES INC
filed 1999-03-15
CIK 820789

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended June 30, 1998Commission File No. 133-16736


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

     Yes:   X            No:


The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1998 is 9,106,365 shares all of one class of $.032 par value common stock and 75,000 shares of convertible preferred stock with a $10.00 par value.

                  MEDIA VISION PRODUCTIONS, INC.
      (FORMERLY GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES)
           (FORMERLY TIER ENVIRONMENTAL SERVICES, INC.)



                              INDEX

                                                            PAGE

PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheet - June 30, 1998                  1

          Consolidated Statements of Operations - Nine Months
            Ended June 30, 1998 and Nine Months Ended
            June 30, 1997                                             2

          Consolidated Statement of Changes in Stockholders Equity
            for Year and the Nine Months Ended June 30, 1998        3-4

          Statement of Cash Flows - Nine Months Ended
            June 30, 1998 and Nine Months Ended
            June 30, 1997                                           5-6

          Notes to Financial Statements                             7-8

          Management's Discussion and Analysis of financial
            conditions and results of operations                   9-10


PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                                11

          Item 2.   Changes in Securities                            11

          Item 3.   Defaults Upon Senior Securities                  11

          Item 4.   Submission of Matters to a Vote of
                      Security Holders                               11

          Item 5.   Other Information                                11

          Item 6.   Exhibits on Reports on Form 8-K                  11

Signature Page                                                       12

                 MEDIA VISION PRODUCTIONS, INC.
               FORMERLY GULFSTAR INDUSTRIES, INC.
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                         JUNE 30, 1998






      Assets

Current Assets
  Cash                                                         $      32

     Total Current Assets                                             32

      Total Assets                                             $      32




      Liabilities and Stockholders' Equity

Current Liabilities
 Unsecured creditors of subsidiary                             $ 239,885
 Class III Creditors                                              53,014
 Class IV Creditors                                              812,649
 Accrued administrative expenses                                  25,145

      Total Current Liabilities                                1,130,693

Stockholders' Equity
  Common stock, par value $.032 per share; authorized
    10,000,000  shares, issued and outstanding 9,106,365         291,404
  Convertible preferred stock, authorized 1,000,000 shares,
    par value $10.00; 75,000 shares issued and outstanding
    (convertible and subject to reorganization)                  750,000
Additional paid in capital                                     3,166,718
Retained deficit, (October 1, 1993)                              (59,033)
Retained deficit, subsequent to quasi-reorganization          (5,279,750)

      Total Stockholders' Deficit                             (1,130,661)

      Total Liabilities and Stockholders' Deficit             $       32
















See notes to the consolidated financial statements.
                                                                1

                 MEDIA VISION PRODUCTIONS, INC.
               FORMERLY GULFSTAR INDUSTRIES, INC.
                        AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           For the
                                                      Nine Months Ended
                                                           June 30,
                                                       1998         1997
                                                                 (Unaudited)

Contract Revenues Earned                            $       -    $  967,260
Other Income                                                -             -

  Total Revenue                                             -       967,260

Cost of contract revenues earned                            -       823,028

Gross Profit                                                -       144,232

Operating Expenses
  Selling and administrative expenses                  25,145       174,383
  Depreciation and amortization                             -        28,896
  Interest expense                                          -        32,386
  Provision for bad debts                                   -         2,000

Loss from operations                                  (25,145)      (93,433)

Loss from discontinued operations of Florida
  environmental subsidiary including $1,101,929
  of impairment of goodwill, $38,946 of bad
  debts, $16,403 abandonment of fixed assets,
  $196,132 cancellation of indebtedness income
  and $213,961 loss from operations during the
  phase out period                                          -    (1,136,162)

Loss from discontinued operations of Texas
  engineering consulting subsidiary including
  $492,590 of impairment of goodwill, $113,359
  of bad debts, $1,151,092 abandonment of data
  base and fixed assets, $28,997 depreciation
  and amortization, $1,556,981 cancellation of
  indebtedness income and $144,576 loss from
  operations during the phase out period                    -      (231,277)

Income (loss) before taxes                            (25,145)   (1,460,872)

Benefit from (provision for) income taxes                   -             -

      Net (Loss)                                    $ (25,145)  $(1,460,872)

Income (loss) per share                            $    (.003)  $     (.159)

Weighted average shares outstanding                 9,181,365     9,181,365







See notes to the consolidated financial statements.
                                                                2

                MEDIA VISION PRODUCTIONS, INC.
      FORMERLY GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
       PERIOD FROM OCTOBER 1, 1997 THROUGH JUNE 30, 1998






                                    Common Stock        Preferred Stock
                                  Shares     Amount     Shares     Amount

Balance, October 1, 1997       9,509,123  $  304,292    75,000  $ 750,000

Recision of contingent common
 stock from prior acquisition   (357,133)   (11,428)        -           -
 (Unaudited)

Recision of common stock for
 services (Unaudited)            (45,625)    (1,460)        -          -

Net loss for year ended
  September 30, 1997
  (Unaudited)                         -          -          -          -

Balance, September 30, 1997
  (Unaudited)                 9,106,365    291,404     75,000    750,000

Net income for the nine months
  September 30, 1998                  -         -          -          -

Balance, June 30, 1998        9,106,365$  291,404 $   75,000  $ 750,000





























See notes to the consolidated financial statements.
                                                                3

                                        Retained
                                        Deficit
                                       Subsequent
                                        to Quasi-
                        Quasi-        Reorganization
      Additional     Reorganization        and
       Paid In         (10-1-93)      Reorganization
       Capital         Adjustment      (of 7-22-97 )         Total

      $3,314,934     $  (59,033)        $(3,793,733)    $  516,460


        (131,426)             -                   -       (142,854)



         (16,790)             -                   -        (18,250)



               -              -          (1,460,872)    (1,460,872)


       3,166,718        (59,033)         (5,254,605)    (1,105,516)


               -              -              25,145         25,145

      $ (318,436)     $ (59,033)        $(5,279,750)   $(1,130,661)





























See notes to the consolidated financial statements.
                                                                4

                MEDIA VISION PRODUCTIONS, INC.
      FORMERLY GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                           For the
                                                       Nine Months Ended
                                                            June 30,
                                                        1998         1997
                                                                  (Unaudited)
OPERATING ACTIVITIES
  Cash Flows From (Used In) Operating Activities:
    Net loss                                     $   (25,145)     $  (93,433)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
    Depreciation and amortization                          -          28,896
    Expense reduction via recision of common stock         -         (18,250)
    Provision for bad debts                                -           2,000
    Decrease (increase) in accounts receivable             -         (60,716)
    Increase in accounts payable and accrued
      expenses                                        25,048         160,090
    Increase in accrued interest                           -          32,386
         Net cash from (used in) operating activities    (97)         50,973

DISCONTINUED OPERATING ACTIVITIES:
  Cash Flows (Used In) Discontinued Operating
   Activities:
   Net loss                                                -     (1,367,439)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                           -        28,997
    Provision for bad debts                                 -       152,305
    Loss on assets disposed                                 -     1,167,495
    Impairment losses                                       -     1,594,519
    Cancellation of indebtedness                            -     1,616,552
    Decrease (increase) in contracts in progress            -     1,493,814
    Decrease (increase) in accounts receivable              -       720,491
    (Increase) decrease in other receivables and
      escrow deposits                                       -       304,212
    (Decrease) increase in contracts payable                -    (1,493,814)
    (Decrease) increase in accounts payable and
      accrued expenses                                      -    (1,037,529)
      Net cash (used in) discontinued operating
        activities                                          -       (52,501)

Net (decrease) in cash and cash equivalents               (97)       (1,528)

Cash and cash equivalents, beginning of year              129         1,657

Cash and cash equivalents, end of year              $      32    $      129










See notes to the consolidated financial statements.
                                                                5

                MEDIA VISION PRODUCTIONS, INC.
      FORMERLY GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (For nine months ended June 30, 1998)



A.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. Earnings per share are based on weighted average shares outstanding for all periods presented giving effect to 75,000 convertible preferred shares treated as a common stock equivalent. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on form 10-KSB for the year ended September 30, 1997.

B.   PURCHASE OF AND DISCONTINUATION OF SUBSIDIARIES

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

                MEDIA VISION PRODUCTIONS, INC.
      FORMERLY GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (For nine months ended June 30, 1998)



B.     PURCHASE OF AND DISCONTINUATION OF SUBSIDIARIES - (Continued)

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

ABOUT THE SUBSIDIARIES WHICH WERE DISCONTINUED DURING THE YEAR ENDED SEPTEMBER 30, 1997

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Nine Months Ended June 30, 1998 vs. June 30, 1997

The results of operations for the nine months ended June 30, 1997 includes operations of the PTS subsidiary through December and the parent company through June 30, 1997 for a loss of $93,433 on revenues of $967,260 and the Tier environmental subsidiary reported a loss from discontinued operations of $1,136,162 including an operating loss of $213,961 during the phase out period effective for the quarter ended December 31, 1996, and the PTS reported a loss of $231,277 from the discontinuation of its operations including an operating loss of $144,576 during the phase out period effective for the quarter ended March 31, 1997. The results of operations for the nine months ended June 30, 1998 consisted of a loss of $25,145 which included administrative expenses of the same amount.

Liquidity and Working Capital

The Company's working capital continued to remain negative during the quarter ended June 30, 1998. Despite the discontinuation of both subsidiaries and the reversal of liabilities associated with the operating assets of these subsidiaries. At September 30, 1996 the Company had a deficit of $1,959,320 as compared to a deficit of $1,105,516 at June 30, 1997.

At September 30, 1997 the Company had a deficit of $ 1,105,516 as compared to a deficit $1,130,661 at June 30, 1998.

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