Form 10KSB
period 1998-09-30
GULFSTAR INDUSTRIES INC
filed 1999-03-17
CIK 820789

FORM 10-KSB

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-16736

                  MEDIA VISION PROPERTIES, INC.
               (FORMERLY GULFSTAR INDUSTRIES, INC.)
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

     Indicate by check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 5(d) of the Exchange Act after distribution of securities under a plan confirm by a court. Yes X No
     As of September 30, 1998 the Company had 398,045 shares of common stock and no shares of preferred stock outstanding.

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

     The Company is presently a holding corporation which previously consisted of two wholly owned subsidiaries that discontinued operations during the fiscal year ended September 30, 1997; Plant Technical Services, Inc. in Texas, and Tier Environmental of Florida. The Texas subsidiary was an engineering consulting and placement service and the Florida subsidiary has been involved in environmental clean-up.

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

     Media Vision Productions, Inc. (Formerly Gulfstar Industries, Inc.) (Parent Company)

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

     3. The shareholders of the post reverse split shares above shall be granted an option to purchase one share for each share held, at 75% of the market price on the date exercised, exercisable not sooner than six months from the date of confirmation of the plan of reorganization becoming effective, January 4, 1999, and not later than eighteen months after such date.

     4. Accepted proof of claims by creditors in class III (unsecured) and class IV (secured) will receive one share of post reverse split common stock for every $30 of the amount in which the holder has an approved claim.

     On September 2, 1998 the court confirmed the plan of reorganization, which became effective on January 4, 1999. Additionally, on January 4, 1999 the Company entered into a plan of merger with Media Vision Properties, Inc. pursuant to the plan of merger the parent company changed its name to Media Vision.

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

     On May 15, 1996 the Company terminated the president and former shareholder and the Company has been involved in litigation. The note was canceled in the reorganization discussed above and the former president has appealed this decision. The Company has withheld payments on the note above during this period until such time a resolution has been reached.

     This subsidiary was included in the Company's results of operating activities for the fiscal year ended September 30, 1996 and the first quarter of the fiscal year ended September 30, 1997, and discontinued operations effective March 31, 1997.

     During the year ended September 30,1997 the PTS subsidiary discontinued operations and the subsidiary recorded losses on the abandonment of a project in Mexico, offset by liabilities directly associated with this project as well as the impairment of fixed assets and goodwill offset by liabilities directly associated with these assets including liabilities it had recorded to a shareholder pursuant to APB16, accounting for the acquisition of a subsidiary utilizing the purchase method. Certain administrative liabilities remained as of September 30,1997 (See Part F/S - Item 7; "Discontinued Operations"). On July 22,1998 PTS subsidiary filed a voluntary petition for complete liquidation under Chapter 7 of the bankruptcy code in the Middle District of Florida, Tampa Division. Effective September 30, 1998, for accounting purposes, the subsidiary has been treated as liquidated as the last day of the fiscal period.

(b)  Public Offering of Securities

     On August 28, 1987, the Company filed a Form S-18 Registration Statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the "Registration Statement"). The Registration Statement was declared effective on April 6, 1988. Pursuant to the Registration Statement,the

Company offered and sold 10,000,000 Units (250,000 units adjusted for the 1 for 40 reverse stock split), each Unit consisting of one share of $.0001 ($.004 adjusted for 1 for 40 reverse split) par value Common Stock and one-half Class
A Warrant, one-half Class B Warrant and one-half Class C Warrant (the Class A Warrants, Class B Warrants and Class C Warrants are collectively referred to herein as the "Warrants"), at a price of $.02 ($.80 adjusted for the 1 for 40 reverse split) per Unit. The period for exercise of all the Warrants has expired without any of the Warrants being exercised.

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

     During the year ended September 30, 1992 the Company issued 1,354,000 restricted shares of its common stock as a result of the merger with HBL. In addition, the Company issued 3,310,000 restricted shares of its common stock to individuals who provided services to the Company in prior years. As of September 30, 1993 the total number of shares outstanding was 9,892,495. After the 8:1 reverse split, effective September 8, 1994 this number became 1,236,562. On September 22, 1994, there were an additional 350,000 shares that the Company issued as part of a Regulation S registration. Also, an additional 1,311,570 shares were issued as part of several S-8 registration statements that the Company authorized for individuals that had provided services for it during the last several years. On September 26, 1994, as part of the agreement with Tier Environmental Services, Inc. of Florida the Company issued 1,491,032 restricted shares of its common stock to the Tier shareholders. On January 26, 1995 the Company issued 325,000 shares as part of an S-8 registration, to various entities for services provided for the Company as per their consulting agreements. On that same date the Company also issued 75,000 restricted shares under Rule 144 for work to be performed on behalf of the Company. On April 18, 1995, May 5, 1995, and May 8, 1995 the Company issued an aggregate 625,000 shares in connection with Regulation S agreements with five offshore investment entities.
On May 10, 1995 the Company requested the retirement of 136,466 restricted shares from a shareholder who was issued the shares as part of a performance contract which was never finalized and in dispute. On September 22, 1995 the Company issued 800,000 shares as part of four separate consulting agreements for work performed for the Company. On September 27, 1995, as part of the agreement, to acquire PTS, the Company issued an additional 750,000 shares of common stock and 75,000 shares of convertible preferred stock to the previous PTS shareholders.
On September 28, 1995 the Company retired the 600,000 MBT convertible preferred shares, in connection with the rescission of the merger with MBT. In June of 1996 the Company issued 110,000 shares to a law firm and a consultant for services performed during the period ended September 30, 1996.

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

(e)  Employees

     During the periods ended September 30, 1997 and prior the Company had consultants in the Florida subsidiary, and up to 15 full-time employees in the Texas subsidiary. In addition, and through its subsidiaries, the Company from time to time, hired 500 to 600 employees in the Texas subsidiary and subcontractors, as needed in both subsidiaries prior to the discontinuance of operations in these subsidiaries. The Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees at this time.

Item 2.   Properties.

     The Company had maintained its offices at 20505 U.S. 19N., #12-283, Clearwater, FL. 34624. The operational division of the Tier subsidiary was located at 2901 West Busch Blvd., #711, Tampa, FL. 33618 through December 31, 1996, and the operational headquarters of PTS were located at 500 Grapevine Highway, Suite 335, Hurst, Texas 76054, through May 8, 1997.

Item 3.   Legal Proceedings.

     The Company had commenced an action against its former president of its MBT subsidiary. On May 16,1996 the Company terminated the President of the PTS Subsidiary. The former president of the PTS subsidiary has commenced an action for wrongful termination and the Company has defended its position and has commenced a countersuit alleging misrepresentation in connection with the acquisition of PTS. Both subsidiaries were defendants in various litigations with debtors, over contract obligations and performance clauses. The Company filed for reorganization under Chapter 11 of the bankruptcy laws, which has been approved by the court and which has been deemed effective on January 4, 1999. The above claims against the company have been dismissed as a result of the reorganization. The former President of the PTS Subsidiary has appealed this decision and the company's counsel has advised them it is unlikely he will prevail on any or all of his claims.(See Item 7 Part F/S "Contingencies")


Item 4.   Submission of Matters to a Vote of Security Holders.

     The second plan of reorganization pursuant to Bankruptcy provisions under Chapter 11, dated August 12, 1998. This vote was approved by a majority of shareholders included those that did and did not vote, as noted in the order confirming the plan on September 2, 1998, which became effective January 4, 1999.

                             PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.

     (a) Market Information. The Company's Common Stock is traded in the over-the-counter market.

     The following sets forth the high and low bid quotations for each quarter for the three-year period through September 30, 1998, based upon information received from the National Quotation Bureau. Such quotations reflect inter-dealer prices, and do not include retail mark-up, mark-down or commission. They may not represent actual transactions.

                                       High Bid    Low Bid
1998        Unavailable at this time

1997        Unavailable at this time

1996        First Quarter              $1.000      $ .656
            Second Quarter             $ .843      $ .578
            Third Quarter              $ .828      $ .359
            Fourth Quarter             $ .421      $ .198


     (b) Shareholders. As of September 30, 1998, the Company had 398,045 shares of common stock outstanding, held by approximately 100 persons of record, including brokerage firms and/or clearing houses holding the Company's common shares in "street name" for their clients. The Company believes that there are approximately 3,500 beneficial owners of its common stock. In addition, the Company had authorized and issued 75,000 shares of Convertible Preferred stock in 1995 as part of the PTS transaction, which as part of the plan of reorganization was converted to a like amount of shares of common stock. Effective for accounting purposes at September 30,1998 the Company recorded the reverse split of the "old" shares totaling 9,181,365, including 75,000 preferred shares converted to common with one (1) "new" share for each (25) twenty-five "old" shares.

     (c) Dividends. The Company has not paid or declared any dividends upon its Common Stock since its inception and does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of the Company's current management. The Company's operating divisions included Tier Environmental, Inc. and Plant Technical Services, Inc. during the year ended September 30, 1997 and both subsidiaries discontinued operations and the Company filed a voluntary petition for reorganization under Chapter 11 of the bankruptcy laws.

ABOUT THE SUBSIDIARIES DISCONTINUED DURING THE YEAR ENDED SEPTEMBER 30, 1998

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

     It should also be noted that the Legislature, DEP and representatives from the petroleum clean-up industry worked during the last Legislative session in 1996 to pay off the entire outstanding backlog of reimbursement claims through a bond issue, which included most "packages" the Company had in place through December 31, 1996. During the quarter ended December 31, 1996, the Tier subsidiary discontinued operations.


     During the quarter ended December 31,1996, the first quarter of fiscal year ended September 30,1997, the company recorded the discontinuation of the Tier Subsidiary as it chose to undertake no new projects of the new funding method. Management determined that it require more working capital to revitalize operations. The new method and when coupled with the resignation of the President and the present working capital position, this subsidiary was discontinued on September 26,1997 the subsidiary corporation was administratively dissolved.

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

RESULTS OF OPERATIONS

Year Ended September 30, 1998 vs. September 30, 1997
     The Company's results from operations for the year ended September 30, 1998 consisted of an $45,527 administrative expenses of the reorganization. Net income for the year ended September 30, 1998 of $1,016,185 is solely due to the recording of the cancellation of indebtedness income reflecting the effect of the completion of the bankruptcy which is non-recurring. During the year ended September 30, 1997, the Company reported a loss from operations, primarily of the PTS subsidiary for the first quarter of the fiscal year of $93,433 on total revenues of $967,260 as well as the loss from discontinued operations of the Tier subsidiary of $1,136,162 which included the impairment of the remaining goodwill and cancellation of indebtedness income and the loss from discontinued operations of PTS subsidiary of $231,277, which included the impairment of goodwill and abandonment of assets, net of the cancellation of indebtedness directly associated with the acquisition of the same.

Liquidity and Working Capital and Plan of Operation

     The Company's working capital deficit for the year ended September 30, 1998 is $ 86,099. At September 30, 1997 the Company had a deficit of $1,105,516.

     As a result of the above, management believes the filing of the plan of reorganization under Chapter 11 offers the best opportunity to restore shareholder value to the Company's stockholders in light of the results of operations and the financial condition of the Company, and on January 4, 1999 the Company's plan of reorganization became effective pursuant to the order of September 2, 1998 confirming the second amended plan of reorganization.

     Inflation

     The rate of inflation has had little impact on the Company's results of operations and is not expected to have a significant impact on continuing operations.

Item 7.   Financial Statements.

     (a)(1)    The following documents are filed as part of this report:

a.   Consolidated Financial Statements of the Registrant,
        Media Vision Productions, Inc. (formerly Gulfstar Industries, Inc.)

                                                           Pages

      Report of Independent Auditors'                                     F-1

      Report of Independent Accountants'                                  F-2

      Consolidated Balance Sheet of Media Vision Productions, Inc.
       (formerly Gulfstar Industries, Inc.) as of September 30, 1998      F-3

      Consolidated Statements of Operations of Media Vision
        Productions, Inc (formerly Gulfstar Industries, Inc.)
        for the years ended September 30, 1998 and
        September 30, 1997 (Unaudited)                                    F-4

      Consolidated Statements of Changes in Stockholders'
        Equity of Media Vision Productions, Inc. (formerly Gulfstar Industries, Inc. for the period from October 1, 1996 to September 30, 1997 (Unaudited) and October 1, 1997
        to September 30, 1998                                        F-5,F-6

      Consolidated Statements of Cash Flows of Media Vision
        Productions, Inc. (formerly Gulfstar Industries,  Inc.)
         for the years ended September 30, 1998 and
         September 30, 1997 (Unaudited)                              F-7,F-8

      Notes to the Financial Statements of Media Vision
     Productions (formerly Gulfstar Industries, Inc.)               F-9,F-25

b.   Interim Financial Statements.

     Not Applicable

c.   Financial Statements of Businesses Acquired and to be Acquired

     Not Available; see note 10

                    INDEPENDENT AUDITOR'S REPORT





To the Board of Directors and Stockholders of Media Vision Productions, Inc. (Formerly Gulfstar Industries, Inc.)

We have audited the accompanying consolidated balance sheet of Media Vision Productions, Inc. (formerly Gulfstar Industries, Inc.) and subsidiaries as of September 30, 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended in the accompanying index to the financial statements (Item 7.). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Media Vision Productions, Inc. (formerly Gulfstar Industries, Inc.) as of September 30, 1998, and the results of operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The financial statements for the year ended September 30, 1997 were compiled by us, and our report thereon, dated December 30, 1998, stated that we did not audit or review those financial statements and, accordingly, expressed no opinion or any other form of assurance on them.



                                         /s/Schuhalter, Coughlin & Suozzo, LLC
                                            SCHUHALTER, COUGHLIN & SUOZZO, LLC
Raritan, New Jersey

February 2, 1999

                INDEPENDENT ACCOUNTANTS' REPORT






To the Board of Directors and Stockholders of Gulfstar Industries, Inc.


We have compiled the consolidated statements of operations, changes in stockholder's equity and cash flows of Gulfstar Industries, Inc. for the year ended September 30, 1997, in the accompanying index to the financial statements (Item 7.), in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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




                                         /s/Schuhalter, Coughlin & Suozzo, LLC
                                            SCHUHALTER, COUGHLIN & SUOZZO, LLC



Raritan, New Jersey

December 30, 1998

                 MEDIA VISION PRODUCTIONS, INC.
              (FORMERLY GULFSTAR INDUSTRIES, INC.)
                        AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                       SEPTEMBER 30, 1998






      Assets

Current Assets
  Cash                                                        $       32

     Total Current Assets                                             32

      Total Assets                                            $       32




      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                       $   86,131

      Total Current Liabilities                                   86,131

Stockholders' Equity
  Common stock, par value $.80 per share; authorized
    10,000,000  shares, issued and outstanding 398,045           318,436
  Convertible preferred stock, authorized 1,000,000 shares,
    par value $10.00; no shares issued and outstanding                 -
Additional paid in capital                                      (318,436)
Retained deficit, subsequent to reorganization (7-22-97)         (86,099)

      Total Stockholders' Deficit                                (86,099)

      Total Liabilities and Stockholders' Deficit             $       32



























The accompanying notes are an integral part of these financial statements.
                                                              F-3

                 MEDIA VISION PRODUCTIONS, INC.
               (FORMERLY GULFSTAR INDUSTRIES, INC.)
                        AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS




                                                      For          For
                                                    the Year     the Year
                                                     Ended        Ended
                                                  September 30, September 30,
                                                       1998         1997
                                                                 (Unaudited)

Contract Revenues Earned                            $       - $  967,260
Other Income                                                -          -

  Total Revenue                                             -    967,260

Cost of contract revenues earned                            -    823,028

Gross Profit                                                -    144,232

Operating Expenses
  Selling and administrative expenses                  45,527    174,383
  Depreciation and amortization                             -     28,896
  Interest expense                                          -     32,386
  Provision for bad debts                                   -      2,000

Loss from operations                                  (45,527)   (93,433)

Cancellation of indebtedness income                 1,061,712          -

Loss from discontinued operations of Florida
  environmental subsidiary including $1,101,929
  of impairment of goodwill, $38,946 of bad
  debts, $16,403 abandonment of fixed assets,
  $196,132 cancellation of indebtedness income
  and $213,961 loss from operations during the
  phase out period                                          - (1,136,162)

Loss from discontinued operations of Texas
  engineering consulting subsidiary including
  $492,590 of impairment of goodwill, $113,359
  of bad debts, $1,151,092 abandonment of data
  base and fixed assets, $28,997 depreciation
  and amortization, $1,556,981 cancellation of
  indebtedness income and $144,576 loss from
  operations during the phase out period                    -   (231,277)

Income (loss) before taxes                          1,016,185 (1,460,872)

Benefit from (provision for) income taxes                   -          -

      Net (Loss)                                   $1,016,185$(1,460,872)

Income (loss) per share                             $     2.77  $  (3.98)

Weighted average shares outstanding                   367,255    367,255








The accompanying notes are an integral part of these financial statements.

                   MEDIA VISION PRODUCTIONS, INC.
      (FORMERLY GULFSTAR INDUSTRIES, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
PERIOD FROM OCTOBER 1, 1996 THROUGH SEPTEMBER 30, 1997 (UNAUDITED) AND
           OCTOBER 1, 1997 THROUGH SEPTEMBER 30, 1998
          (EFFECTIVE DATE OF APPROVAL OF THE COMPANY'S
            PLAN OF REORGANIZATION UNDER CHAPTER 11)




                                    Common Stock        Preferred Stock
                                  Shares     Amount     Shares     Amount

Balance, October 1, 1996       9,509,123  $  304,292    75,000  $ 750,000

Recision of contingent common
 stock from prior acquisition   (357,133)    (11,428)        -          -
 (Unaudited)

Recision of common stock for
 services (Unaudited)            (45,625)     (1,460)        -          -

Net loss for year ended
  September 30, 1997
  (Unaudited)                          -           -         -          -

Balance, September 30, 1997
  (Unaudited)                  9,106,365     291,404    75,000    750,000

Cancellation of preferred
 shares for conversion to
 common stock on one to one
 basis                            75,000       2,400  (75,000)   (750,000)

Reverse split of 1 new share  (9,181,365)   (293,804)       -           -
 of common stock for each 25
 prior shares of common stock
 and change of par value to
$.80                             367,255     293,804        -           -

Issuance of common stock for
 the cancellation of
 indebtedness pursuant to plan
 of reorganization                30,970      24,632        -           -

Retained deficit prior to re-
 organization charged to
 additional paid in capital            -           -        -           -

Net income for year ended
  September 30, 1998                   -           -        -           -

Balance, September 30, 1998      398,045  $  318,436  $     -      $    -















The accompanying notes are an integral part of these financial statements.
                                                              F-5

                                        Retained
                                        Deficit
                                       Subsequent
                                        to Quasi-
                        Quasi-        Reorganization
      Additional     Reorganization        and
       Paid In         (10-1-93)      Reorganization
       Capital         Adjustment      (of 7-22-97 )         Total

     $3,314,934     $  (59,033)         $(3,793,733)    $  516,460


       (131,426)             -                    -       (142,854)



        (16,790)             -                    -        (18,250)



              -              -           (1,460,872)    (1,460,872)


      3,166,718        (59,033)          (5,254,605)    (1,105,516)


        747,600              -                    -              -

              -              -                    -              -


              -              -                    -              -






        (21,400)             -                    -          3,232



              -              -            1,016,185      1,016,185


     (4,211,354)        59,033            4,152,321              -

     $ (318,436)     $       -           $  (86,099)    $  (86,099)















The accompanying notes are an integral part of these financial statements.

                MEDIA VISION PRODUCTIONS, INC.
     (FORMERLY GULFSTAR INDUSTRIES, INC.) AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                       For the Years Ended
                                                          September 30,
                                                        1998         1997
                                                                  (Unaudited)
OPERATING ACTIVITIES
  Cash Flows From (Used In) Operating Activities:
    Net loss                                        $1,016,185 $  (93,433)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
    Depreciation and amortization                            -     28,896
    Expense reduction via recision of common stock           -    (18,250)
    Provision for bad debts                                  -      2,000
    Cancellation of indebtedness income             (1,061,712)         -
    Decrease (increase) in accounts receivable               -    (60,716)
    Increase in accounts payable and accrued
      expenses                                          45,430    160,090
    Increase in accrued interest                             -     32,386
         Net cash from (used in) operating activities      (97)    50,973

DISCONTINUED OPERATING ACTIVITIES:
  Cash Flows (Used In) Discontinued Operating
   Activities:
   Net loss                                                  - (1,367,439)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                            -     28,997
    Provision for bad debts                                  -    152,305
    Loss on assets disposed                                  -  1,167,495
    Impairment losses                                        -  1,594,519
    Cancellation of indebtedness                             -  1,616,552
    Decrease (increase) in contracts in progress             -  1,493,814
    Decrease (increase) in accounts receivable               -    720,491
    (Increase) decrease in other receivables and
      escrow deposits                                        -    304,212
    (Decrease) increase in contracts payable                 - (1,493,814)
    (Decrease) increase in accounts payable and
      accrued expenses                                       - (1,037,529)
      Net cash (used in) discontinued operating
        activities                                           -    (52,501)

Net (decrease) in cash and cash equivalents                (97)    (1,528)

Cash and cash equivalents, beginning of year               129      1,657

Cash and cash equivalents, end of year              $       32 $      129















The accompanying notes are an integral part of these financial statements.
                                                              F-7

                 MEDIA VISION PRODUCTIONS, INC.
      FORMERLY GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited for the year ended September 30, 1997)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     On September 26, 1994, the Company acquired all of the issued and outstanding shares of Tier Environmental Services, Inc. ("Tier of Florida"), a Florida corporation. The Company issued 1,491,032 restricted shares of the Company's common stock in exchange for all of the issued and outstanding common shares of Tier of Florida. During the year ended September 30, 1997 (Unaudited) this subsidiary discontinued operations and was administratively dissolved by the State of Florida on September 26, 1997.

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

     In February 1996, the Company changed its name to Gulfstar Industries,
     Inc.

     During the year ended September 30, 1997 (Unaudited) the PTS subsidiary discontinued operations and the subsidiary recorded losses on the abandonment of a project in Mexico, offset by liabilities directly associated with this project as well as the impairment of fixed assets and goodwill offset by liabilities directly associated with these assets including liabilities it had recorded to a shareholder pursuant to APB16,

                 MEDIA VISION PRODUCTIONS, INC.
      FORMERLY GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited for the year ended September 30, 1997)



     accounting for the acquisition of a subsidiary utilizing the purchase method. Certain administrative liabilities remained as of September 30, 1997.

     On July 22, 1998 the PTS subsidiary filed a voluntary petition for complete liquidation under Chapter 7 of the bankruptcy code in the middle district of Florida, Tampa Division. On July 27, 1998 the court set a date for a meeting of creditors of August 19, 1998 and a deadline for filing proof of claims of November 17, 1998. The Company anticipates approval and confirmation of the petition at which time no liabilities, other than the same $40,000 of post petition liabilities from the reorganization plan of the Company in its chapter 11 petition, will survive that proceeding.

     Reorganization under Bankruptcy Proceedings

     In July 1997, the Company filed a petition under Chapter 11 of the Bankruptcy laws. This generally delays payment of liabilities incurred prior to filing the petition while the Company develops a plan of reorganization that is satisfactory to its creditors and allows it to continue as a going concern (see Note 2). The carrying amounts of assets and liabilities are unaffected by the proceedings, but liabilities are presented according to the status of creditors for the year ended September 30, 1997. The Company's petition was confirmed by the Bankruptcy Court on September 2, 1998 and became effective on January 4, 1999. The Plan of Reorganization and confirmation of the same included the acceptance of the agreement and merger plan between Media Visions Productions, Inc. (the Company) and Media Vision Properties, Inc., whereby holders of existing voting shares immediately before the confirmation retain less than 50% of the voting shares of the surviving entity (See
     Note 10) and the post petition liabilities allowed and claims exceed the carrying value of assets. Therefore the Company has adopted the fresh-start approach for accounting purposes and retained deficits prior to September 30, 1998 have been charged to additional paid in capital.

     In February 1996, the Company changed its name to Gulfstar Industries, Inc. On January 4, 1999, pursuant to the plan of reorganization and plan of merger the company changed its name to Media Vision Productions, Inc.

     Acquisition and Discontinuation of Tier Environmental Services, Inc.

     On September 26, 1994 Gulfstar Industries, Inc. acquired all of the common stock of Tier Environmental Services, Inc. through an acquisition and redemption by Tier Environmental Services, Inc. of its common stock totaling approximately $2,982,400 in value, exclusive of acquisition costs. Tier's principal business is to provide environmental remediation services in the State of Florida, at petroleum contaminated sites designated by the State of Florida as sites subject to authorized reimbursement under the Inland Protective Trust Fund. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The agreement also called for the additional issuance of Gulfstar stock to Tier shareholders if the Company spun off a former subsidiary, which in turn the Company did on September 25, 1995. As such, the Company was required to issue an additional 357,133 shares which were included in the balance sheet and valued at $142,855 for the balance sheet at September 30, 1996. For the year ended September 30, 1997, the Company rescinded these amounts, reducing the carrying amount of the goodwill from this transaction by the same $142,855. The excess (approximately $2,845,220) of the total acquisition cost over the recorded value of assets acquired was allocated to goodwill and was being amortized over 20 years. After reviewing the carrying value at September 30, 1996 over one

                 MEDIA VISION PRODUCTIONS, INC.
      FORMERLY GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited for the year ended September 30, 1997)



     half of the unamortized balance was written off to impairment loss due to the uncertainty of the effect of the change in the Florida program will
     have on the Company.   During the year ended September 30, 1997
     (Unaudited) the subsidiary discontinued operations and the remaining carrying value was recorded as an impairment loss. The statement of operations includes Tier's results of operations for the year ended September 30, 1997 (Unaudited). During that year, the Tier subsidiary recorded losses on the abandonment of all the assets including the permanent impairment of goodwill of this subsidiary which was offset by income from the cancellation of indebtedness due to insolvency. As of October 1, 1997 no activity of this former subsidiary are included in the financial statements.

     Acquisition costs aggregating $250,000 ($75,000 in 1995 and $175,000 in 1994) had been capitalized as a result of this acquisition. Additional acquisition costs aggregating $340,000 and $516,250 were charged to additional paid in capital in 1995 and 1994 respectively. Such capitalized acquisition costs related to the financing costs associated with the acquisition, which represent premiums paid to a finance company to assist the funding of these projects and were being amortized over 5 years. Due to the change in the funding method of this program the balance of these acquisition costs which related to the funding method were written off at September 30, 1996 and is included in impairment loss for that year.

     Acquisition and Discontinuation of Plant Technical Services, Inc.

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

     During the quarter ending March 31, 1997 the Texas subsidiary made the determination to cease operations which it did so on approximately May 20, 1997 (Unaudited).

  Principles of Consolidation

  The accompanying consolidated balance sheet as of September 30, 1998 includes the accounts of the Company and the $40,000 of post petition liabilities recorded on the Company's books from the PTS subsidiary. The statement of operations for 1997 includes Media Vision Productions, Inc. (formerly Gulfstar Industries, Inc.); the Tier subsidiary and the PTS subsidiary. The statement of operations for 1998 includes Media Vision Productions, Inc. and the effect of the final liquidation of the PTS subsidiary.

                 MEDIA VISION PRODUCTIONS, INC.
      FORMERLY GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited for the year ended September 30, 1997)



  All significant intercompany accounts and transactions have been eliminated.

  Restatement and Reclassification of Financial Statement Presentation

  On October 1, 1993, by unanimous consent of the board of directors, which at the time represented a majority of the shareholders of the Company, the Company spun off all of its subsidiaries except for MBT Associates; a subsidiary in which the acquisition was subsequently rescinded; and as of that date recorded a quasi-reorganization adjustment.

     Revenue Recognition

     During the year ended September 30, 1997, the Company's primary revenues were derived mainly from engineering placement services, and were based upon standard billing rates charged by the hours worked. Corresponding expenses were recorded for all hours included in revenue.

     Cash and Cash Equivalents

     For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

     Fixed Assets

     Fixed assets were stated at cost less accumulated depreciation. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized.
     Depreciation of fixed assets is provided on the straight-line method over estimated useful lives of 5 to 7 years. The cost of assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in income for the period. During the year ended September 30, 1997 (unaudited) the company recorded abandonment losses in the discontinued operations of its two subsidiaries.

     Long-lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. During the year ended September 30, 1997 the company recorded the total impairment of goodwill in the discontinued operations of both its subsidiaries and abandonment loss on the data base in the PTS subsidiary.

  Goodwill

  Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over 20 years. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the goodwill, a loss is recognized for the difference between the fair value and carrying value of the goodwill. During the year ended September 30, 1997, the company recorded the total impairment of goodwill due to the discontinuance of activity in its subsidiaries.

                 MEDIA VISION PRODUCTIONS, INC.
      FORMERLY GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited for the year ended September 30, 1997)



  Financial Instruments

  The following methods and assumptions were used by the Company to estimate fair values of financial instruments as discussed herein:

  Cash and cash equivalents: The carrying amount approximates fair value because of the short period to maturity.

  Accounts payable and accrued expenses: The carrying value of the accounts payable and accrued expenses approximate their fair value and were reflected at the post-petition value at September 30, 1998.

                              Income Taxes

  SFAS No. 109 "Accounting for Income Taxes" was issued by the Financial Accounting Standards Board in February, 1992. SFAS No. 109 requires the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company adopted SFAS No. 109 for the year ended September 30, 1994 and all periods thereafter.

  Economic Dependence

  The Company was dependent upon a secured creditor, not demanding payment on its demand note, which the creditor is a corporation affiliated with a stockholder and director of the Company. Subsequent to the Chapter 11 reorganization, no liabilities remained this shareholder.

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

  Significant estimates included in the financial statements include the value ascribed the consideration of the Company's stock issued in connection with the acquisition of Tier in September, 1994 as well as the contingent shares issued in September 1995, the value ascribed to the Company's stock issued in connection with the acquisition of PTS in September, 1995, and the corresponding impairment losses for both subsidiaries recorded for the year ended September 30, 1997.

                 MEDIA VISION PRODUCTIONS, INC.
      FORMERLY GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited for the year ended September 30, 1997)



  Accounts payable and accrued expenses

  Accounts payable and accrued expenses have been adjusted to reflect post petition values and consisted of the following at September 30, 1998:

           Administrative (expenses) (to be paid by
              Acquiror pursuant to plan of reorganization)      $ 31,093

           Accrued 401K Contributions (to be paid by
              Acquiror pursuant to plan of reorganization         40,000

           Advanced Expenses (which have already been paid by
              Acquirior pursuant to plan of reorganization)       15,038

                                                                $ 86,131

     Earnings Per Share

     Earnings per share amounts are computed based on the weighted average shares outstanding plus shares that would be outstanding assuming conversion of the preferred stock which are considered common stock equivalents. For the 1997 (Unaudited) earning per share included in the statement of operations, the weighted average was computed as if the rescissions were recorded on the first day of the period. The 1998 earnings per share (and 1997 unaudited) were restated to reflect the 1 for 25 split pursuant to the plan of re-organization, effective at the beginning of both periods.

      Supplemental Information - Statement of Cash Flows

                                                    For the Years Ended
                                                      September, 1998
                                                      1997        1998

      Interest Paid                               $      0    $      0

      Income Taxes Paid                           $      0    $      0

Schedule of Non Cash Investing and Financing Activities:

                                                     For the Years Ended
                                                         September 30,
                                                      1998           1997
                                                                  (Unaudited)
      Rescission of 357,133 contingent shares of
        common stock issued to "Tier" shareholders                 $ 142,854

      Rescission of 45,625 shares issued for services
        previously charged to operating expenses                   $  18,250

      Income from the cancellation of unsecured
        notes payable of the "Tier" subsidiary                     $ 136,561

      Cancellation of preferred stock credited to
        additional paid in capital                  $ 750,000

      Reclassification of liabilities to common
        stock pursuant to plan of reorganization    $   3,232

                 MEDIA VISION PRODUCTIONS, INC.
      FORMERLY GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited for the year ended September 30, 1997)



NOTE 2 - PLAN OF REORGANIZATION

     As stated in Note 1, the Company Media Vision Productions, Inc. (formerly Gulfstar Industries, Inc. and Subsidiaries) has filed a petition under Chapter 11 of the Bankruptcy laws. The significant petition proposals divide prepetition liabilities into two categories:

     - Class II consisted of unsecured obligations totaling $53,111. The obligees will be impaired to the extent that they will not be paid the full amount owed them, and will receive one share of post reverse split common stock for every $30 of the amount in which the holder has an approved claim.

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

     As a result of the above, $3,232 was recorded as common stock for the issuance of 30,970 shares based upon the OTC trading price at the time of conversion, and the balance of these liabilities were recorded as cancellation of indebtedness income during the year ended September 30, 1998. Additionally, the plan of reorganization provided for the shareholders as of the date of the reorganization to receive 1 share of "new" common stock for each 25 shares of "prior" common stock or 367,225 "new" shares for the 9,181,365 "old" shares including 75,000 shares of preferred stock as converted, previously outstanding.

     Additionally, the Plan proposed the repayment of $40,000 of liabilities to a 401K plan and creditors with accepted proof of claims shall receive one share for every $30 of the amount in which that holders has an approved claim. As stated in Note 1, the Plan as confirmed became effective on January 4, 1999. The effects of the approval are reflected in the financial statements as of September 30, 1998.

NOTE 3 - CAPITAL STOCK

     Common Stock

     In December 1986 the Company authorized 3,000 shares and issued 1,000 shares of no par common stock. In 1987 the Company also sold 10,000 units of common stock and warrants in a public offering, which after giving effect to splits increased the outstanding shares of the Company to 3,625,000 and the authorized shares to 10,000,000 with a par value of $.004.

     After additional issuances of stock from 1987 through 1993, and after adjusting for the effect of an eight to one reverse split recorded on September 22, 1994, the Company had 1,844,776 shares outstanding on October 1, 1993 with a par value $.032. On this date, additional paid in capital was charged with retained deficit amounts other than par value pursuant to the quasi-reorganization discussed in Note 1.

                 MEDIA VISION PRODUCTIONS, INC.
      FORMERLY GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited for the year ended September 30, 1997)



     During 1994, the Company sold 350,000 shares in an overseas offering which generated gross proceeds of $700,000 to the Company. Direct offering costs of $129,237 were incurred bringing net proceeds to the Company of $570,763.

     In connection with services rendered with the above transaction and the acquisition discussed in Note 1, the Company issued 341,182 shares of stock for services valued at $682,364. A corresponding charge to additional paid in capital for the same amount was recorded.

     In 1994, in connection with the Company's acquisition of TIER Environmental Services, Inc. (Florida) the Company issued 1,491,032 shares of common stock as discussed in Note 1. These shares are subject to the restrictions of SEC rule 144.

     In 1995 the Company sold 625,000 shares in an overseas offering which generated gross proceeds of $918,613 to the company. Direct offering costs of $147,700 were incurred bringing net proceeds to the Company of $770,913.

     In 1995 the Company issued 2,155,000 shares of common stock for services in connection with the overseas offerings and the acquisition of PTS discussed in Note 1. These shares were valued at $1,551,600 and a corresponding charge to additional paid in capital for the same amount was recorded.

     In connection with the acquisition of TIER of Florida discussed in Note 1, 357,133 shares of common stock were to be issued to the shareholders of TIER in 1996. These shares were rescinded effective the first day of the fiscal year ended September 30, 1997.

     In 1996 and 1995 the Company issued 110,000 and 485,000 shares of common stock for services which were charged to operating expenses, respectively. During the fiscal year ended September 30, 1997, 45,625 of these shares were recorded.

     The Company sold 1,000,000 shares in January and February 1996 in an overseas offering which generated gross proceeds to the company of $234,000. Direct offering costs of $35,100 were incurred bringing net proceeds to the Company of $198,900.

     Reserved shares

     In connection with the acquisition of TIER, discussed in Note 1, 357,133 shares of common stock became due during 1995. These shares, if and when issued, will be subject to restriction under SEC rule 144 and have been treated as outstanding as of September 30, 1996 and had yet to be issued. These shares were rescinded, effective October 1, 1996, in connection with the discontinuance of this subsidiary during the quarter ending December 31, 1996.

     In connection with the plan of reorganization, the company objected to the claim of the prior shareholder of the PTS subsidiary, and as discussed in
     Note 6, the disallowed claim would have to be overturned, which the company has been advised by counsel is unlikely. Had the claim been allowed, this shareholder could be awarded up to 58,833 of "new" shares pursuant to the plan of reorganization.

                 MEDIA VISION PRODUCTIONS, INC.
      FORMERLY GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited for the year ended September 30, 1997)



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

NOTE 4 - TRANSACTIONS WITH RELATED PARTIES

     During the year ending September 30, 1996, $44,419 was charged to operations based upon the value ascribed to 110,000 shares which were issued to a law firm and a consultant for services performed during the period. During the year ended September 30, 1997.

     Included in amounts due to related parties at September 30, 1996 for expenses advanced by a company affiliated with a stockholder and director of the company was $754,399 and $9,000 advanced from a corporate stockholder. Other than the $9,000 from the corporate stockholder, these amounts bore an interest rate of prime and were due upon demand. On July 22, 1997 these amounts totaled $812,649 and $9,000 respectively, and these were discharged during the year ended September 30, 1998 for 27,088 shares and no shares, pursuant to the plan of reorganization as confirmed, respectively.

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

NOTE 5 - LEASES

     The Company had leased certain of its office facilities and office equipment under operating leases. As a result of the plan of reorganization, no obligations for leases remained as of September 30, 1998.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     The Company's Tier subsidiary was a defendant in various lawsuits from vendors who are seeking moneys which are payable, by the State of Florida, for services related to the assessment and clean-up of petroleum contamination. The services for which payments are sought are generally authorized for reimbursement pursuant to legislative enactments. The lawsuits have mostly resulted from the State of Florida delaying payments and by eliminating the payment of interest. The Company had been successful in eliminating similar lawsuits as its "funding packages" are factored, as discussed in Note 10 and submitted to the State of Florida.

     The Company's Tier subsidiary was also a defendant in four cases not related to reimbursement from the State of Florida. These cases involve allegations of direct debts of the Company. The original debts of the plaintiff's have been recorded on the Company's financial statements. The management of the Company was negotiating to resolve these cases, and with the discontinuance of this subsidiary and the administrative dissolution

                 MEDIA VISION PRODUCTIONS, INC.
      FORMERLY GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited for the year ended September 30, 1997)



     by the State of Florida on September 26, 1997, these amounts were included as income from the cancellation of indebtedness during the year ended September 30, 1997. No claims were made by the investors in the bankruptcy proceeding of the parent company.

     The Company's subsidiary PTS has various claims and pending actions incident to the business operations of the Company including equipment delivered for the Mexican project. One supplier obtained a judgement of $388,904, which is included in the amounts already recorded as payables for this project. During the year ended September 30, 1997, the company discontinued the PTS subsidiary and liabilities for the Mexican project were recorded as a reduction of the loss on the abandonment of the Mexican project. Additionally, on July 22, 1998 the PTS subsidiary filed a voluntary petition for complete liquidation under Chapter 2 of the Bankruptcy Code, and as such no liabilities are expected to survive that proceeding.

     The Company's subsidiary PTS had entered into an employment agreement with its President for a period of five years beginning September 29, 1995 that provides for a minimum annual salary of $150,000 and also benefits, performance bonuses and a commission of 1% of the purchase price on all acquisitions completed on behalf of the Company. The Company terminated the president in May of 1996 and is involved in litigation with their former president. The former president is seeking salary under the terms of the employment agreement and under a cross complaint the Company is seeking a reduction in the note payable, pursuant to its lawsuit which among other things alleges breech of contract, failure to disclose a pending lawsuit as well as misrepresentation of financial conditions. During the year ended September 30, 1997 the company discontinued operations of its PTS subsidiary and recorded the cancellation of all liabilities to this shareholder. The former president filed a motion for rehearing or reconsideration of the confirmation and an order was entered on September 22, 1998 denying this motion finding this request as well as the record was without merit. The former president has appealed this decision. The Company has recorded no liabilities as it is expected this appeal will be dismissed. In the unlikely event that the former president should prevail in any or all of its claims against the company, the company has reserved 58,833 of "new" shares, which represents the maximum amount of shares the former president would be entitled to under the plan of reorganization.

     The Company's subsidiary PTS had also entered into an employment agreement with its Vice President for a period of three years commencing September 29, 1995 that provides for annual compensation of $72,000 plus benefits and an option to purchase common stock of the Company valued at $100,000 issued in the form of a warrant.

     In connection with the spin off of its MBT subsidiary discussed in Note 1, the Company subsequently became aware of the possibility of financial improprieties and potential misstatements in financial statements previously issued. The Company has initiated a lawsuit against the former president of this subsidiary to whom the other subsidiary had been spun off to. The suit alleges, amongst other items, that the president did not make available financial information as required in its agreement to the parent company. The Company is seeking $5,000,000 in damages, in a lawsuit filed in Florida. Both the former president and the former subsidiary corporation have defaulted and the Company is proceeding to obtain a default judgement against them. The Company cannot at this time reasonably predict whether it will be able to collect this judgement.

                 MEDIA VISION PRODUCTIONS, INC.
      FORMERLY GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited for the year ended September 30, 1997)



NOTE 7 - INCOME TAXES

     Provision for income taxes relating to the company's Tier subsidiary consists of the following:
                                                         1998        1997
                                                                 (Unaudited)
           (Income tax expense) benefit from taxes
            - deferred                                $      -   $      -

  Provision for income tax differs from income tax expense that would result from applying domestic statutory rates to pretax income from continuing operations as follows:
                                                     1998        1997
                                                              (Unaudited)

           Effect of non-deductible expenses        $      -   $      -
           Deferred tax effects of temporary
             differences                                   -          -
           (Provision for) benefit from income
             taxes                                  $      -   $      -


  Deferred taxes consist of the following at September 30, 1998:

                                                     1998        1997
                                                              (Unaudited)

           Total deferred tax assets              $   29,270      $1,148,016
           Less:  valuation allowance                (29,270)     (1,148,016)
                                                           -               -
           Total deferred tax liabilities                  -               -
           Net deferred tax liability             $        -      $        -

  Deferred tax assets and liabilities are attributable to temporary differences relating to accounts receivable and accounts payable that arise primarily because one of the Company's subsidiaries is on a cash basis for federal income tax purposes. The other subsidiary has deferred tax assets which are attributable to temporary differences relating to the anticipated loss on long term contracts. The approximate tax affects of these temporary differences are reflected in the figures for total deferred tax assets and total deferred tax liabilities above. In addition, the Company has net operating loss carryovers of approximately $5,079,000 available to offset taxable income on July 22, 1997. At the effective date of the reorganization discussed in Note 1, (September 30, 1998 for accounting purposes); the Company had available net operation loss carryforwards of $5,079,000 for which the tax benefits will be reported as a direct addition to contributed capital if the tax benefits are recognized in a subsequent year. Deferred tax assets are provided on net operating loss carryforwards for tax purposes after the reorganization; or $86,099, which have arisen subsequent to the reorganization of the 7-22-97.

  As a result of the merger discussed in Note 10, the utilization of these net operating losses will be substantially limited annually due to the change in control arising from the merger.

NOTE 8 - DEFINED EMPLOYEE CONTRIBUTION PLANS

     Effective May 1, 1990, the Company's PTS subsidiary adopted the Comerica Bank-Texas Profit Sharing and 401(k) Master Defined Contribution Plan and Trust. All employees were eligible for participation. The Company may

                 MEDIA VISION PRODUCTIONS, INC.
      FORMERLY GULFSTAR INDUSTRIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Unaudited for the year ended September 30, 1997)



     make matching contributions equal to the participant's eligible contributions, which may not exceed 5% of the participant's compensation for the plan year. No matching contributions to the plan were made during the years ending September 30, 1997. In connection with the discontinuance of the PTS subsidiary and the bankruptcy of this subsidiary and the plan of reorganization of the Company, the acquiror has agreed to deposit approximately $40,000 within six months after the plan of reorganization for any contribution shortfalls, after which the company has no further obligations under this plan.

NOTE 9 - NOTES PAYABLE

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

                                                                $ 136,561

     During the year ended September 30, 1997, the company discontinued operations and was administratively dissolved and as such recorded the cancellation of these notes as income which offset the abandonment losses in this subsidiary. No obligations from these notes survived the plan of reorganization which became effective on January 4, 1999.

NOTE 10 - SUBSEQUENT EVENTS

  On January 4, 1999 the company's plan of reorganization became effective, as confirmed on September 2, 1998 and pursuant to that plan the company entered into a plan of merger with Media Vision Properties, Inc. and the company changed its name to Media Vision Productions, Inc. The agreement provides for the exchange of 1 share of Media Vision Productions, Inc. (the company) for each share of Media Vision Properties, Inc. It is anticipated that up to 4,500,000 shares of the Company's stock will be issued the shareholders of Media Vision Properties, Inc. to effect this exchange.

  Additionally, for purposes of accounting going forward, Media Vision Properties, Inc. (Subsidiary) will be considered the acquiror and the plan of reorganization provides for the acquiror to pay certain accrued expenses as noted in Notes 1 and 2.

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

  The executive officers and directors of the Company are as follows:

Name                       Age            Position Held

Warren Douglas Cattanach   54             Director and Officer
                                          (resigned December, 1996)

George E. Fiske            63             Director and Officer
                                          (resigned January, 1997)

Amin T. Bishara            54             Director (Temporary)
                                          (terminated May, 1996)

Frank Corris               52             President of Plant
                                          Technical Services, Inc.
                                          (resigned May, 1997)

William O'Callaghan        58             Outside Director

Martin Sportschuetz        38             Outside Director

Jochen Brenner             33             Outside Director
                                          (resigned July, 1997)

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

     Mr. Jochen A. Brenner became a director of the Company in connection with the shareholders' meeting of March 15, 1996, in representation for the interest of German clients who have been purchasing the Company's securities in the open market since 1993. Mr.Brenner is the founder and chief executive officer of SFU

Group, Ltd. SFU manages funds for a number of other private investors, including investments in real estate, energy, and currency trading. Mr. Brenner attended the University of Hohenheim, Stuttgart, where he studied economics from 1986 to 1989. Mr Brenner resigned upon the filing of the Company's voluntary Petition for Bankruptcy under Chapter 11.

Item 10.  Executive Compensation.
                                                                   Securities
                                                                   of property
                                                   Salaries,        insurance
                                                     fees,         benefits or
                                                   director's       repayment
Name of individual                                   fees,             of
or number of                  Capacities in        commission       personal
persons in group               which served        and Bonuses      Benefits

Officers and Directors
  as a group                                      $       0         0

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     Management

     The following table sets forth the number of Common Shares of the Company owned by record, or to the knowledge of the Company, beneficially, by each Officer or Director of the Company and by each person owning five percent or more of the Company's outstanding shares, as of September 30, 1998.

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

Item 12.  Certain Relationships and Related Transactions.

     During the year ended September 30, 1996, $44,419 was charged to operations based upon the value ascribed to 110,000 shares which were issued to a law firm and a consultant for services performed during the period. During the year ended September 30,1997, $18,250 was treated as a reduction of operating expenses as a result of the rescission of 45,625 of these shares.

     Included in amounts due to related parties at September 30, 1997 for expenses advanced by a company affiliated with a stockholder and director of the company was $812,659 and $9,000 advanced from a corporate stockholder. Other than the $9,000 from the corporate stockholder, these amounts bear an interest rate of prime and are due upon demand. No amounts remaining as of September 30,1998.

     Note payable to stockholder (the former sole stockholder of PTS) includes $7,145 of a non-interest bearing instrument. Additionally, this note has been reduced by amounts reserved for the anticipated loss on long term contract and $918,944 remains which represents the balance on the acquisition note after such reduction, bearing interest at 8%. The company commenced litigation with this shareholder and during the fiscal year ended September 30, 1997 these notes were recorded as cancellation of indebtedness income in connection with the discontinuation of the PTS Subsidiary.

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



                                   GULFSTAR INDUSTRIES, INC.
                          FORMERLY TIER ENVIRONMENTAL SERVICES, INC



Dated: February 4, 1999,
and submitted with       By:/s/William O'Callaghan
re-assigned access codes William O'Calllaghan, Acting President
February 19, 1999