Form 10QSB
period 1998-12-31
GULFSTAR INDUSTRIES INC
filed 1999-04-02
CIK 820789

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended December 31, 1998Commission File No. 133-16736


    Media Vision Productions, Inc. (formerly Gulfstar Industries, Inc.)
      (Exact name of registrant as specified in its charter)

           Delaware                                      23-2442288
      (State or other jurisdiction of    (I.R.S. Employer Identification Number)
      incorporation or organization)


105 S. Naccissos Ave. #701, West Palm Beach, FL              33401

 (Address of principal executive offices)                 (Zip Code)


Issuer's telephone number, (727)   441    -   4442


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

     Yes:   X            No:


The number of shares outstanding of each of the registrant's classes of common stock as of December 31, 1998 is 398,045 shares all of one class of $.80 par value common stock and no shares of convertible preferred stock with a $10.00 par value. On January 4, 1999 the Company entered into a Plan of Merger with Media Vision Properties, Inc. and issued 4,797,500 shares and as of the date of this filing, March 20, 1999, 5,195,545 shares of $.80 par value common stock are outstanding.

                  Media Vision Productions, Inc.
               (Formerly Gulfstar Industries, Inc.)



                              INDEX

                                                            PAGE

PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheet - December 31, 1998     1

          Consolidated Statements of Operations - Three Months
            Ended December 31, 1998 and December 31, 1997    2

          Consolidated Statement of Cash Flows - Three Months
            Ended December 31, 1998 and December 31, 1997               3

          Notes to the Consolidated Financial Statements    4-5

          Management's Discussion and Analysis of financial
            conditions and results of operations            6-7


PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                                  8

          Item 2.   Changes in Securities                              8

          Item 3.   Defaults Upon Senior Securities                    8

          Item 4.   Submission of Matters to a Vote of                 8
                      Security Holders

          Item 5.   Other Information                                  8

          Item 6.   Exhibits on Reports on Form 8-K                    8

Signature Page                                                             9

                 MEDIA VISION PRODUCTIONS, INC.
               (FORMERLY GULFSTAR INDUSTRIES, INC.)
                          BALANCE SHEETS
                        DECEMBER 31, 1998





      Assets

Current Assets
  Cash                                                         $      32

      Total Current Assets                                            32

      Total Assets                                             $      32
      Liabilities and Stockholders' Deficit


Current Liabilities
 Accounts payable and accrued expenses                         $  90,481

      Total Current Liabilities                                   90,481



Stockholders' Deficit
  Common stock, par value $.080 per share; authorized
    10,000,000 shares, 398,045 issued and outstanding            318,436
  Convertible preferred stock, authorized 1,000,000
    shares, par value $10.00; no shares issued
    And outstanding
Additional paid in capital                                      (318,436)
Retained deficit subsequent to reorganization (7-22-97)          (90,449)

      Total Stockholders' Deficit                                (90,449)

      Total Liabilities and Stockholders' Deficit              $      32

                 MEDIA VISION PRODUCTIONS, INC.
              (FORMERLY GULFSTAR INDUSTRIES, INC.)
                    STATEMENTS OF OPERATIONS




                                                           For the
                                                      Three Months Ended
                                                         December 31,
                                                       1998         1997

Total Revenue                                       $       - $        -

Operating Expenses
  Selling and administrative expenses                   4,350      8,381

Loss from operating activities                         (4,350)        (8,381)

Provision for taxes                                         -          -

      Net Loss                                      $  (4,350)     $  (8,381)

(Loss) per share                                    $   (.011)     $  (.023)

Weighted average shares outstanding                   398,045    367,255

                 MEDIA VISION PRODUCTIONS, INC.
              (FORMERLY GULFSTAR INDUSTRIES, INC.)
                    STATEMENTS OF CASH FLOWS


                                                   For the Three Months Ended
                                                          December 31,
                                                       1998         1997
OPERATING ACTIVITIES
  Cash Flows Used In Operating Activities:
    Net loss from operations                         $ (4,350)  $ (8,381)
    Adjustments to reconcile net loss to cash
      used in operating activities:
    Increase in accounts payable and accrued
      expenses                                          4,350      8,284

Net (decrease) in cash and cash equivalents                 0        (97)

Cash and cash equivalents, beginning of the period         32        129

Cash and cash equivalents, end of the period        $      32  $      32

A.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
     Operating results for the three months period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on form 10-KSB for the year ended September 30, 1998.

B.   PURCHASE OF SUBSIDIARY AND EFFECTIVE RECAPITALIZATION OF THE COMPANY


     The following unaudited proforma consolidated condensed balance sheet of Media Vision Productions, Inc and Subsidiaries as of December 31, 1998 the transaction approved by the Board of Directors on January 4, 1999, whereby the shareholders of the Media Vision Properties, Inc., a Delaware corporation, received 4,797,500 shares of the Media Vision Properties, Inc. in return for all its outstanding shares of common stock is deemed to be effective as of the balance sheet date in December 31, 1998.

     For accounting purposes the acquisition has been treated as an acquisition of Media Vision Productions Inc. by Media Vision Properties, Inc. and as such constitues a recapitalization of Media Vision Properties Inc. The historical financial statements of the Company prior to January 4, 1999 will be of those Media Vision Properties, Inc.


     Notes to the Proforma Balance Sheet

(1) To reflect the acquisition of Media Vision Properties, Inc. by the company as of December 31, 1998, which for acounting purposes shall be treated as an acquisition of Media Vision Productions, Inc (formerly Gulfstar International), by Media Vision Properties, Inc and as such constitues a recapitalization of Media Vision Properties, Inc.

(2) To reflect expenses of $15,038 for Media Vision Productions, Inc. Bankrupcy paid by Media Vision Properties, Inc.

(3) Due to recapitalization, historical stockholders' equity of the acquirer Media Vision Properties, Inc. prior to the merger is retroactively restated for the equivalent number of shares received in the merger after giving effect with an offset to paid-in-capital. Retained deficit of the acquirer has been carried forward after the acquisition.


                 MEDIA VISION PRODUCTIONS, INC.
              (FORMERLY GULFSTAR INDUSTRIES, INC.)
                 A Development Stage Enterprise
         Proforma Consolidated Condensed Balance Sheet
                       December 31, 1998
                          (Unaudited)
                   (In Thousands of Dollars)


                                   Media       Media         Proforma for
                                  Vision      Vision         the completion
                                Productions  Properties        of reverse
                                   Inc.        Inc.            Acquisition

      Assets

Current Assets
  Cash                          $    0      $     360               $ 360

  Total Current Assets               0            360                 360

Property and equipment, at cost
  less accumulated depreciation      0             12          (1)     12

Other Assets                         0             50          (1)     50

      Total Assets                   0            422                 422

      Liabilities and Stockholders'
        Equity

Current Liabilities
  Accounts payable and accrued
    expenses                        90              6          (2)(15)  81

      Total Current Liabilities     90              6                   81

Stockholders' Equity
  Preferred stock
  Common stock                     318              1         (3)383  4,156

Additional paid in capital        (318)           797       (3)(3838) (3,358)

Deficit accumulated during the
  development stage                (90)          (382)        (2) 15    (457)

      Total Stockholders' Equity   (90)          (416)        (2) 15    (457)

      Total Liabilities and
        Stockholders' Equity     $   0      $     422                  $ 422

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 1998 vs. December 31, 1997

The loss from operations for the three months ended December 31,1998 represents administrative expenses of $4,350 as compared to $8,381 of administrative expenses during the three month period ended December 31, 1997.

Liquidity and Working Capital

The Company's working capital continued to decline during the quarter ended December 31, 1998. At September 30, 1998 the Company had a working capital deficit of $86,099 as compared to a working capital deficit of $90,449 at December 31, 1998.


Plan of Reorganization

The Company Media Vision Productions, Inc. (formerly Gulfstar Industries, Inc. and Subsidiaries) had filed a petition under Chapter 11 of the Bankruptcy laws. The significant petition proposals divide prepetition liabilities into two categories:

- Class II consisted of unsecured obligations totaling $53,111. The obligees will be impaired to the extent that they will not be paid the full amount owed them, and will receive one share of post reverse split common stock for ever $30 of the amount in which the holder has an approved claim.

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


Additionally, the Plan proposed the repayment of $40,000 of liabilities to a 401K plan and creditors with accepted proof of claims shall receive one share for every $30 of the amount in which that holders has an approved claim. As stated above, the Plan as confirmed became effective on January 4, 1999. The effects of the approval are reflected in the financial statements as of September 30, 1998 and periods thereafter.

Pursuant to that plan of reorganization, the Company entered into the merger agreement with Media Vision Properties, Inc. In connection with that plan of merger 4,797,500 shares of the Company's stock were issued to the shareholders' of Media Vision Properties, Inc. The Consolidated Company is in the Media Industry producing shows for public Television, "Informercials" and the sale of products over the world wide web.

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

                   PART II - OTHER INFORMATION




Item 1.  Legal Proceedings

          On January 4, 1999, the Company's plan of reorganization became effective as confirmed and all litigation against the Company was considered canceled. One creditor is appealing this decision and the Company has reserved 58,833 shares in the event the appeal is granted.

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



                                       Media Vision Productions, Inc.
                                       Formerly Gulfstar Industriesnc.




Dated: March 20, 1999      By:/s/William O'Callaghan
                                 William O'Callaghan, Acting President