Form 10QSB
period 1999-03-31
GULFSTAR INDUSTRIES INC
filed 1999-06-23
CIK 820789

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended March 31, 1999Commission File No. 133-16736


    Media Vision Productions, Inc. (formerly Gulfstar Industries, Inc.)
      (Exact name of registrant as specified in its charter)

           Delaware                                      23-2442288
      (State or other jurisdiction of   (I.R.S. Employer Identification Number)
      incorporation or organization)


105 S. Narcissos Ave. #701, West Palm Beach, FL              33401

 (Address of principal executive offices)                 (Zip Code)


Issuer's telephone number, (561)   835    -   0094


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

     Yes:   X            No:


The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1999 is 5,245,545 shares all of one class of $.08 par value common stock (as adjusted from $.80)and no shares of convertible preferred stock with a $10.00 par value.

                  MEDIA VISION PRODUCTIONS, INC.
               (FORMERLY GULFSTAR INDUSTRIES, INC.)



                              INDEX

                                                            PAGE

PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheet - March 31, 1999         1

          Consolidated Statements of Operations - Three and six Months
            Ended March 31, 1999                             2-3

          Consolidated Statement of Cash Flows - Six Months
            March 31, 1999                                    4

          Notes to the Consolidated Financial Statements      5

          Management's Discussion and Analysis of financial
            conditions and results of operations             6-7


PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                         8

          Item 2.   Changes in Securities                     8

          Item 3.   Defaults Upon Senior Securities           8

          Item 4.   Submission of Matters to a Vote of        8
                      Security Holders

          Item 5.   Other Information                         8

          Item 6.   Exhibits on Reports on Form 8-K           8

Signature Page                                                9

                  MEDIA VISION PRODUCTIONS, INC.
                   A DEVELOPMENT STAGE COMPANY
               (FORMERLY GULFSTAR INDUSTRIES, INC.)
                          BALANCE SHEET
                          MARCH 31, 1999





      Assets

Current Assets
  Cash                                                        $  100,080
   Other receivable                                               53,892

   Total Current Assets                                          153,972

Fixed assets, at cost, net of accumulated
   Depreciation of $2,171                                         19,543
Reorganization Expenses, net of accumulated
   amortization of $4,524                                         81,607

Other assets - deposits                                            3,500

   Total Assets                                                  258,622
      Liabilities and Stockholders' Deficit


Current Liabilities
 Accounts payable and accrued expenses                            50,971

      Total Current Liabilities                                   50,971

Stockholders' Deficit
  Common stock, par value $.08 per share; authorized
    10,000,000 shares, 5,245,545 issued and outstanding          419,644
  Convertible preferred stock, authorized 1,000,000
    shares, par value $10.00; no shares issued
    And outstanding
Additional paid in capital                                       404,263
Retained deficit subsequent to recapitalization (7-22-97)       (616,256)

      Total Stockholders' Deficit                                207,651

      Total Liabilities and Stockholders' Deficit             $  258,622

                 MEDIA VISION PRODUCTIONS, INC.
                  A DEVELOPMENT STAGE COMPANY
              (FORMERLY GULFSTAR INDUSTRIES, INC.)
                    STATEMENT OF OPERATIONS
             FOR THREE MONTHS ENDED MARCH 31, 1999





Total Revenue                                                  $       -

Operating Expenses
  Selling and administrative expenses                            215,552
  Research and development                                        38,888
  Syndication and production costs                                38,500
  Depreciation expense                                             2,171
  Amortization expense                                             2,262

    Total operating                                             (297,373)

Loss from operating activities                                  (297,373)

Provision for taxes                                                    -

    Net Loss                                                   $(297,373)

(Loss) per share                                               $   (.057)

Weighted average shares outstanding                            5,203,878

                 MEDIA VISION PRODUCTIONS, INC.
                  A DEVELOPMENT STAGE COMPANY
              (FORMERLY GULFSTAR INDUSTRIES, INC.)
                    STATEMENTS OF OPERATIONS

                                                                   From
                                                    For the      Inception
                                                       Six       (July 22,
                                                      Months        1997)
                                                      Ended       Through
                                                     March 31,    March 31,
                                                       1999         1999

Total Revenue                                       $       -  $       -

Operating Expenses
  Selling and administrative expenses                 438,460    487,173
  Research and development                             38,888     38,888
  Syndication and production costs                     83,500     83,500
  Depreciation expense                                  2,171      2,171
  Amortization expense                                  4,524      4,524

    Total operating                                  (567,543)     (616,256)

Loss from operating activities                       (567,543)     (616,256)

Provision for taxes                                         -          -

    Net Loss                                        $(567,543)    $(616,256)

(Loss) per share                                    $   (.109)    $   (.117)

Weighted average shares outstanding                 5,199,712     5,245,545

                 MEDIA VISION PRODUCTIONS, INC.
                  A DEVELOPMENT STAGE COMPANY
              (FORMERLY GULFSTAR INDUSTRIES, INC.)
                    STATEMENTS OF CASH FLOWS

                                                                   From
                                                    For the      Inception
                                                       Six       (July 22,
                                                      Months        1997)
                                                      Ended       Through
                                                     March 31,    March 31,
                                                       1999         1999

Operating Activities:
  Cash Flows From (Used In) Operating Activities:
    Net Loss                                        $(567,543)  $ (616,256)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                     6,695        6,695
      Increase in deposits                             (3,500)      (3,500)
      Increase in accounts payable and accrued
        expenses                                       50,971       50,971

       Net Cash Used In Operating Activities         (513,377)    (562,090)

Investing Activities:
  Purchase of fixed assets                            (21,714)     (21,714)
  Payment of reorganization expenses                  (86,131)     (86,131)
  Advance to potential affiliate                      (53,892)     (53,892)

      Net Cash Used In Investing Activities          (161,737)    (161,737)

Financing Activities:
  Proceeds from the issuance of common stock
    net of $23,625 offering costs                     823,907      823,907
  Repayment to/advances on expenses                   (48,713)         -

      Net Cash From Financing Activities              775,194      823,907

Cash and equivalents at beginning of period                 -          -

Cash and equivalents at end of period               $ 100,080  $ 100,080

.    BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
     Operating results for the three and six month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on form 10-KSB for the year ended September 30, 1998.

B.   PURCHASE OF SUBSIDIARY AND EFFECTIVE RECAPITALIZATION OF THE COMPANY

     The following unaudited consolidated condensed balance sheet of Media Vision Productions, Inc and Subsidiaries as of March 31, 1999 the transaction approved by the Board of Directors on January 4, 1999, whereby the shareholders of the Media Vision Properties, Inc., a Delaware corporation, received 4,797,500 shares of the Media Vision Properties, Inc. in return for all its outstanding shares of common stock is deemed to be effective as of the balance sheet date in December 31, 1998.

     For accounting purposes the acquisition has been treated as an acquisition of Media Vision Productions Inc. by Media Vision Properties, Inc. and as such constitutes a recapitalization of Media Vision Properties Inc. As such, the historical financial statements of the Company prior to January 4, 1999 are those Media Vision Properties, Inc., which was incorporated on July 22, 1997.

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

PLAN OF OPERATIONS

Three and Six Months Ended March 31, 1999

The loss from operations for the three and six months ended March 31,1999 was $297,373 and $567,543 respectively. There is no comparable information for the prior period as the acquiring company had insignificant operations at that time.

Liquidity and Working Capital

The Company's working capital continued to decline during the quarter ended March 31, 1999. The Company has been in the development stage and has sought and obtained capital stock through transactions which are intended to be exempt from registration pursuant to Rules 504 and 505 promulgated by the SEC. During the month of April an additional $200,000 of working capital was provided by the issuance of common stock.

The Company believes its plan of raising capital, including potential mergers and additional offerings will be sufficient to complete the development stage and commence operations.

Plan of Reorganization

The Company Media Vision Productions, Inc. (formerly Gulfstar Industries, Inc. and Subsidiaries) had filed a petition under Chapter 11 of the Bankruptcy laws. The significant petition proposals divided prepetition liabilities into two categories:

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

Additionally, the Plan proposed the repayment of $40,000 of liabilities to a 401K plan and creditors with accepted proof of claims shall receive one share for every $30 of the amount in which that holder has an approved claim. As stated above, the Plan as confirmed became effective on January 4, 1999. The effects of the approval are reflected in the financial statements as of September 30, 1998 and periods thereafter.

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

During the quarter ended March 31, 1999 the board of directors amended the par value of common stock from $.80 to $.08 to better reflect the results of the merger.

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



                                       Media Vision Productions, Inc.
                                       Formerly Gulfstar Industries, Inc.




Dated: June 15, 1999                            By:/s/William Campbell
                                                William Campbell, Director