Form 10QSB
period 1999-06-30
MEDIA VISION PRODUCTIONS INC
filed 1999-08-27
CIK 820789

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended June 30, 1999Commission File No. 133-16736


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

     Yes:   X            No:


The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1999 is 5,592,709 shares all of one class of $.08 par value common stock (as adjusted from $.80)and no shares of convertible preferred stock with a $10.00 par value.

                  MEDIA VISION PRODUCTIONS, INC.
               (FORMERLY GULFSTAR INDUSTRIES, INC.)



                              INDEX

                                                            PAGE

PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheet - June 30, 1999          1

          Consolidated Statements of Operations - Three and Nine
              Months Ended June 30, 1999                     2-3

          Consolidated Statement of Cash Flows - Nine Months
            June 30, 1999                                     4

          Notes to the Consolidated Financial Statements      5

          Management's Discussion and Analysis of financial
            conditions and results of operations            6-10


PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                         11

          Item 2.   Changes in Securities                     11

          Item 3.   Defaults Upon Senior Securities           11

          Item 4.   Submission of Matters to a Vote of        11
                      Security Holders

          Item 5.   Other Information                         11

          Item 6.   Exhibits on Reports on Form 8-K           11

Signature Page                                                12

                  MEDIA VISION PRODUCTIONS, INC.
                   A DEVELOPMENT STAGE COMPANY
               (FORMERLY GULFSTAR INDUSTRIES, INC.)
                          BALANCE SHEET
                          JUNE 30, 1999





      Assets

Current Assets
   Cash                                                        $  95,247
   Other receivable                                               53,892

   Total Current Assets                                          149,139

Advance on production rights, MPI Productions                    325,000

Fixed assets, at cost, net of accumulated
   depreciation of $4,343                                         17,841
Reorganization expenses, net of accumulated
   amortization of $6,786                                         79,345

Other assets - deposits                                            4,200

   Total Assets                                                  575,525

      Liabilities and Stockholders' Deficit

Current Liabilities
 Accounts payable and accrued expenses                            56,812

      Total Current Liabilities                                   56,812

Stockholders' Deficit
  Common stock, par value $.08 per share; authorized
    10,000,000 shares, 5,592,709 issued and outstanding          447,417
  Convertible preferred stock, authorized 1,000,000
    shares, par value $10.00; no shares issued
    and outstanding                                                    -
Additional paid in capital                                       842,600
Retained deficit subsequent to recapitalization (7-22-97)       (771,304)

      Total Stockholders' Deficit                                518,712

      Total Liabilities and Stockholders' Deficit              $ 575,525

                MEDIA VISION PRODUCTIONS, INC.
                  A DEVELOPMENT STAGE COMPANY
              (FORMERLY GULFSTAR INDUSTRIES, INC.)
                    STATEMENT OF OPERATIONS
              FOR THREE MONTHS ENDED JUNE 30, 1999





Total Revenue                                                 $        -

Operating Expenses
  Selling and administrative expenses                            145,615
  Research and development                                         4,999
  Syndication and production costs                                     -
  Depreciation expense                                             2,172
  Amortization expense                                             2,262

    Total operating expenses                                     155,048

Loss from operating activities                                  (155,048)

Provision for taxes                                                    -

    Net Loss                                                  $ (155,048)

(Loss) per share                                              $    (.029)

Weighted average shares outstanding                            5,485,545

                 MEDIA VISION PRODUCTIONS, INC.
                  A DEVELOPMENT STAGE COMPANY
              (FORMERLY GULFSTAR INDUSTRIES, INC.)
                    STATEMENTS OF OPERATIONS

                                                                   From
                                                     For the     Inception
                                                       Nine      (July 22,
                                                      Months        1997)
                                                      Ended       Through
                                                     June 30,      June 30,
                                                       1999         1999

Total Revenue                                      $        - $        -

Operating Expenses
  Selling and administrative expenses                 584,075    632,788
  Research and development                             43,887     43,887
  Syndication and production costs                     83,500     83,500
  Depreciation expense                                  4,343      4,343
  Amortization expense                                  6,786      6,786

    Total operating expenses                          722,591    771,304

Loss from operating activities                       (722,591)  (771,304)

Provision for taxes                                         -          -

    Net Loss                                       $ (722,591) $ (771,304)

(Loss) per share                                   $    (.137) $ (.138)

Weighted average shares outstanding                 5,279,711   5,592,709

                 MEDIA VISION PRODUCTIONS, INC.
                  A DEVELOPMENT STAGE COMPANY
              (FORMERLY GULFSTAR INDUSTRIES, INC.)
                    STATEMENTS OF CASH FLOWS

                                                                   From
                                                     For the     Inception
                                                       Nine      (July 22,
                                                      Months        1997)
                                                      Ended       Through
                                                      June 30,     June 30,
                                                       1999         1999

Operating Activities:
  Cash Flows From (Used In) Operating Activities:
    Net Loss                                       $ (722,591) $ (771,304)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                    11,129     11,129
      Increase in deposits                             (4,200)    (4,200)
      Increase in accounts payable and accrued
        expenses                                       56,812     56,812

       Net Cash Used In Operating Activities         (658,850)  (707,563)

Investing Activities:
  Purchase of fixed assets                            (22,184)  (22,184)
  Payment of reorganization expenses                  (86,131)  (86,131)
  Advance to potential affiliate                      (53,892)  (53,892)
  Advance to MPI Productions                         (325,000) (325,000)

      Net Cash Used In Investing Activities          (487,207) (487,207)

Financing Activities:
  Proceeds from the issuance of common stock
    net of $77,515 offering costs                   1,289,985  1,289,985
  Repayment to/advances on expenses                   (48,713)         -
 Cash on hand - date of recapitalization                    -         32

      Net Cash From Financing Activities            1,241,272  1,290,017

Cash and equivalents at beginning of period                32          -

Cash and equivalents at end of period              $   95,247 $   95,247

A.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
     Operating results for the three and nine month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on form 10-KSB for the year ended September 30, 1998.

B.   PURCHASE OF SUBSIDIARY AND EFFECTIVE RECAPITALIZATION OF THE COMPANY

     The following unaudited consolidated condensed balance sheet of Media Vision Productions, Inc and Subsidiaries as of June 30, 1999 the transaction approved by the Board of Directors on January 4, 1999, whereby the shareholders of the Media Vision Properties, Inc., a Delaware corporation, received 4,797,500 shares of the Media Vision Properties, Inc. in return for all its outstanding shares of common stock is deemed to be effective as of the balance sheet date in December 31, 1998.

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

PLAN OF OPERATIONS

Three and Nine Months Ended June 30, 1999

The loss from operations for the three and nine months ended June 30,1999 was $155,048 and $722,591 respectively. There is no comparable information for the prior period as the acquiring company had insignificant operations at that time. The Company has not recorded revenue since the recapitalization.

Liquidity and Working Capital

The Company's working capital declined during the quarter ended June 30, 1999 from $103,001 at March 31, 1999 to $92,327 at June 30, 1999. The Company has been in the development stage and has sought and obtained capital through the issuance of common stock through transactions which are intended to be exempt from registration pursuant to Rules 504 and 505 promulgated by the SEC. During the quarter an additional $520,000 of working capital was provided by the issuance of common stock, which was offset by the Company's investment of $325,000 in the productions rights of MPI.

The Company believes its plan of raising capital, including potential mergers and additional offerings will be sufficient to complete the development stage and commence operations by late 1999 or early 2000.

Plan of Operations and Acquisitions

MVPI has a five-year contract to produce network quality programming for syndication to the 351 Public Broadcast Stations nationwide PBS). The Company will develop Internet Communities related to each show, offering exciting information, chat lines, auctions, buyers clubs and other exclusive WEB Membership Benefits. In connection with our strategic alliance with MPI Bob
Marty has become the Company's  Executive Director of Productions.   Bob Marty
has produced twenty five highly acclaimed PBS specials in the past seven years. The 101,000,000 loyal weekly viewers of PBS have a proven appetite for televised concerts, antique/collectible auctions, self-improvement programs and children's entertainment.

MVPI six to eight shows a year and retain exclusive rights to all brand-names, trademarks and licensed merchandise. PBS is a proven source of credibility and consumer demand. As the shows debut nationally, products are marketed to the appropriate demographics through the specifically designed Internet Stores and conventional channels of distribution.

In February, MVPI and MPI Media Productions co-produced Gary Null's "Get Healthy Now", a health and fitness documentary. The show aired in over 150 markets nationally during the PBS March Telethon and drove Internet Sales of the book to the Amazon.com Best Seller List.

In April of 1999 the Company advanced $325,000 to MPI Media Productions in connection with a letter of intent to produce, market and distribute associated revenue producing activities in connection with at least 3 projects per year for the next 3 years, or at a minimum 9 television productions in total. The agreement also provides that the Company may pay discretionary bonuses of up to $450,000 annually and 20% of the profits of the productions MPI manages.

Additionally, the commitment calls for up to 400,000 shares of the Company's common stock be issued to MPI or its designatees, annually for three years.

The above sums and consideration may be applied to the acquisition of MPI, although this is presently being negotiated; no final terms have been agreed upon to acquire MPI outright.

MPI Media Productions International, Inc. is the production company of Robert Marty, a successful producer of several notable PBS productions.

The agreement provides for MPI to distribute MVP intellectual properties to PBS and all other appropriate networks with which MPI has a working relationship.

MPI MEDIA PRODUCTIONS INTERNATIONAL is a full service video production and post-production company that creates video products for broadcast television, major corporate and industrial clients, and the home video market.

Among MPI's products are:

          -    Entertainment programming
          -    Educational videos
          -    Documentaries
          -    Corporate communications and sales videos
          -    Video news releases, satellite programs and teleconferences
          -    Public service and commercial advertising
          -    Video reports
          -    Agency capabilities presentations

MPI was founded in 1986 by Bob Marty, and internationally recognized, award-winning producer of films, videos and documentaries. Bob began his career creating Sesame Street characters for Children's Television Workshop International, later moving into television entertainment and educational programming.

Under his direction, MPI has developed and produced programs for PBS, CBS, BBC and FNN, among others. The most recent are GET HEALTHY NOW! with Gary Null, John Tesh One World, Spirit - A Journey in Dance, Drums and Song, How To Live Forever with Gary Null, Frank Patterson - Songs Of Inspiration, Bobby Darin - Beyond the Song, Miss Patti Page: The Singing Rage, Robert Welles - Swedish
King Of The Keyboard, Frank Patterson Ireland's Golden Tenor Ireland in Song, THE SONGS OF JOHNNY MERCER Too Marvelous for Words starring Johnny Mathis, Melissa Manchester, Margaret Whiting, Andy Williams, Peter Nero and John Pizzarelli, An Evening with Patti LuPone, Benny Goodman's Greatest Hits hosted by Ed McMahon and featuring Lionel Hampton and Patti Page, JACKIE
MASON Look Who's Laughing, Kathie Lee Gifford's LULLABIES FOR LITTLE ONES and The Great Love Songs starring Betty White and singers Dionne Warwick, Cleo Laine, Maureen McGovern, Margaret Whiting, Jack Jones and John Raitt. Among his other hit shows is the very popular Victor Borge: Then and Now, one in a series of Borge programs that is credited with re-introducing this unique talent to a new generation of fans. For public broadcasting, MPI also created and produced the very successful Glenn Miller's Greatest Hits, starring Emmy Award-winning TV personality Kathie Lee Gifford; the
Pledge Week special, Guy Lombardo: The Sweetest Sounds This Side of Heaven; and rounding out MPI's "big band" package The Tunes of Tommy Dorsey: A Sentimental Journey, hosted by popular stage, screen and TV star Shirley Jones. He also produced a nationally distributed talk show called Crossing the Line with Jackie Mason and Raoul Felder which was just renewed for 13 more hours. Keeping with his interest in children's programming, Bob produced and directed the world's first "personalized" children's home video called GREGORY & ME. With five original characters and nine terrific songs, GREGORY & ME breaks new ground in kid's TV. Bob has consulted with BARNEY and South African TV about this break-through producing process.

MPI has produced film and video products for a range of major corporate clients including AT&T, GTE, Apple Computer, IBM, Centocor, Inc., Bristol-Byers Squibb, Teva Pharmaceuticals USA, Kellogg, K-Mart, Pacific Telesis, HarperCollins and Simon & Schuster, as well as giants in broadcasting and entertainment such as MTV Networks, NFL Films, Really Useful Group (Andrew Lloyd Webber) and Time-Life Video.

MPI's videos for broadcast have been seen by an estimated 150-million people in the United States. In recent years, MPI has been a major producer of highly successful programming for the Public Broadcasting Service, much of it for viewer pledge drives by the wide network of PBS affiliates across the country. These specials include:

-    GET HEALTHY NOW WITH GARY NULL - PBS: March, 1999
     (Co-Produced with MVPI)
-    SPIRIT - A JOURNEY IN DANCE, DRUMS AND SONG - PBS: March, 1999
-    JOHN TESH - ONE WORLD (Consulting Producers) PBS: March, 1999
-    DANNY KAYE: A LEGACY OF LAUGHTER - AMERICAN MASTERS - PBS
-    VICTOR BORGE: THEN AND NOW I, II and III - PBS
-    HOW TO LIVE FOREVER WITH GARY NULL
-    BOBBY DARIN Beyond the Song - PBS
-    FRANK PATTERSON - IRELAND'S GOLDEN TENOR - IRELAND IN SONG - PBS
-    FRANK PATTERSON - IRELAND'S GOLDEN TENOR - SONGS OF INSPIRATION - PBS
-    MISS PATTI PAGE: The Singing Rage - PBS
-    COLM WILKINSON IN CONCERT with PATTI LuPONE - PBS
-    THE INCOMPARABLE JUDY COLLINS - PBS
-    A JUDY COLLINS CHRISTMAS at the BILTMORE - A&E NETWORKS
-    THE ART OF THE KING'S SINGERS - PBS
-    NEW YEAR'S EVE WITH GUY LOMBARDO - PBS
-    GLENN MILLER'S GREATEST HITS I and II - PBS
-    THE TUNES OF TOMMY DORSEY: A SENTIMENTAL JOURNEY - PBS
-    BENNY GOODMAN'S GREATEST HITS - PBS
-    THE GREAT LOVE SONGS - PBS
-    THE SONGS OF JOHNNY MERCER - PBS
-    KATHIE LEE GIFFORD'S LULLABIES FOR LITTLE ONES - PBS
-    An Evening with PATTI LuPONE - PBS
-    ROBERT WELLS - Swedish King of the Keyboard - PBS

MPI's Home Video division produces educational and entertainment videotapes for distribution in the home video market.

Among its major products are:

     Victor Borge: Then & Now
     Victor Borge: Then & Now II
     Victor Borge: Then & Now 3
     Glenn Miller's Greatest Hits I & II
     Build It!
     The Best of Judy Collins
     The Very Funny World of Alan King
     The Tunes of Tommy Dorsey
     Growing Up Wild
     The Art of the King's Sisters
     The Best of Danny Kaye
     I Love America
     Victor Borge Tells Hans Christian Andersen Stories
     Kathie Lee Gifford's Lullabies for Little Ones
     Launch It!
     The Addams Family - TV series
     The Great Love Songs
     The Songs of Johnny Mercer - Too Marvelous for Words
     Benny Goodman's Greatest Hits
     An Evening with Patti LuPone
     Frank Patterson Ireland in Song
     A Judy Collins Christmas
     Frank Patterson Songs of Inspiration
     Robert Wells Swedish King of the Keyboards
     Miss Patti Page The Singing Rage
     BOBBY DARIN Beyond the Song
     HOW TO LIVE FOREVER with Gary Null
     Get Healthy Now! with Gary Null

MPI has a successful track record marketing home videos through various distribution channels including spot television ads, print, catalogs, informercials and public relations and editorial placements.

In conjunction with MVPI this marketing continuum would be extended to include Internet Stores developed and operated by MVPI.

ICLAS, Inc. (Internet Certified Line Autograph Sessions)

On July 31, 1999, the Company entered into an agreement to acquire 100% of the common stock of ICLAS, Inc., which is the Internet and e-commerce division of B&J Collectibles, one of the nations largest and most respected distributors of autographed sports memorabilia. The acquisition will include a strategic Internet alliance with CBS SPORTSLINE, (SPLN) inaugurated last week with the worldwide broadcast of ICLAS from the National Collectors Convention in Atlanta. Internet viewers were provided exclusive information, celebrity interviews and the immediate opportunity to purchase certified autographs of some of the biggest names in sports collectibles.

The MVPI-ICLAS presentation in Atlanta features Baseball Hall of Fame members Reggie Jackson, Steve Carlton, Orlando Cepeda; Retired Football Stars Len Dawson, Archie Manning, Herschel Walker and 1998 All Pro Quarterback,
Vinny Testaverde; Legendary Heavyweight Champion Joe Frazier; 1999 Indy Car Rookie of the Year Robbie McGhee; and the renowned WWF Female Wrestler, Playboy Cover Girl Rena Mero, "formerly known as SABLE".

Jeffrey Rodman, Executive Vice President of B&J Collectibles, was the architect of the ICLAS concept. Simultaneous with B&J's sale of ICLAS, INC. Mr. Rodman will enter into a long term contract with Media Vision Productions as President and CEO of the ICLAS division.

The agreement, dated July of 1999, calls for the Company to issue 1,000,000 shares of the Company's common stock and a deferred payment of $500,000 upon the completion of a private placement of the Company's stock.

Plan of Reorganization and Recapitalization

The Company Media Vision Productions, Inc. (formerly Gulfstar Industries, Inc. and Subsidiaries) had filed a petition under Chapter 11 of the Bankruptcy laws.

As a result of the plan of reorganization, $3,232 was recorded as common stock for the issuance of 30,970 shares to creditors based upon the OTC trading price at the time of conversion, and the balance of these liabilities were recorded as cancellation of indebtedness income during the year ended September 30, 1998. Additionally, the plan of reorganization provided for the shareholders as of the date of the reorganization to receive 1 share of "new" common stock for each 25 shares of "prior" common stock or 367,225 "new" shares for the 9,181,365 "old" shares, including 75,000 shares of preferred stock as converted, previously outstanding.

Additionally, the Plan proposed the repayment of $40,000 of liabilities to a 401K plan and creditors with accepted proof of claims shall receive one share for every $30 of the amount in which that holder held an approved claim. As stated above, the Plan as confirmed became effective on January 4, 1999. The effects of the approval are reflected in the financial statements as of September 30, 1998 and periods thereafter.

Pursuant to that plan of reorganization, the Company entered into the merger agreement with Media Vision Properties, Inc. In connection with that plan of merger 4,797,500 shares of the Company's stock were issued to the shareholders' of Media Vision Properties, Inc., which is the Company's principle operating subsidiary and the merger transaction, often referred to as a "reverse acquisition", has been accounted for as a recapitalization of Media Vision Properties, Inc. The Consolidated Company is in the Media Industry producing shows for public Television, "Informercials" and the sale of products over the world wide web.

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



                                       Media Vision Productions, Inc.
                                       Formerly Gulfstar Industries, Inc.




Dated: August 23, 1999                        By:/s/William Campbell
                                     William Campbell, Director

FINANCIAL SUMMARY