Form 10KSB40
period 1999-09-30
ECONTENT INC
filed 2000-01-19
CIK 820789

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-16736

                                 ECONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                      (FORMERLY GULFSTAR INDUSTRIES, INC.)
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        23-2442288
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

105 S. NARCISSOS AVE. # 701 WEST PALM BEACH, FL              33401
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                ----------------
                                (Title of Class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [X]

         Indicate by check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 5(d) of the Exchange Act after distribution of securities under a plan confirm by a court. Yes X No

         As of September 30, 1999 the Company had 10,162,709 shares of common stock and no shares of preferred stock outstanding.

                                     PART I

Item 1.           BUSINESS.

GENERAL DESCRIPTION OF BUSINESS

         We are a development stage company engaged in the creation and exploitation of television programming, Internet content, and related merchandising opportunities. We are a vertically integrated eCommerce Marketing Company, headquartered in West Palm Beach, Florida.

         To date, we have had no operation revenue.......

         We have a five year contract with Independence Public Media Philadelphia TV-35 to produce network quality entertainment specials for distribution to 351 Public Broadcast Stations, with 101,000,000 weekly viewers nationwide. Twenty- four shows have been approved for syndication in the next two years. Four shows will debut nationally during the March 2000 PBS Membership Drive. We select and retain rights to all products, licenses and brand names featured in the shows. Concurrently, we will develop and promote specific Communities, Stores and Content targeted to the known audience for each program.

         Our products will be initially offered with a Direct Response 800# highlighted regularly during each PBS airing, then crossed promoted and sold through major Print, TV shopping, Retail and Web Channels. Merchandising relationships are firmly in place. We have synchronized this network of sales channels to link the "Power of PBS" to the "Power of Internet". PBS viewers become our customers... then our WEB Members.

         Programming will be produced in strategic alliance with award winning producer Bob Marty and MPI Media Productions International, a highly acclaimed, full service television production company, which develops, produces and syndicates programming to major networks worldwide. On December 14, 1999, we executed an agreement to purchase MPI Media Productions International.

         We are currently in negotiations with Irving Azoff Entertainment and Iliad Inc. for production and syndication of three holiday television specials starring some of the most well known voices in the recording industry.

         During the next twelve months.....

         Gulfstar Industries, Inc. (formerly Tier Environmental Services, Inc.) (the "Company"), was incorporated under the laws of Delaware on December 3, 1986. The Company was formed to seek potential business opportunities which in the opinion of management may provide a profit to the Company.

         On July 14, 1989, the Company entered into an Agreement and Plan of Reorganization with Models World, Inc. ("MWI"), pursuant to which the Company acquired all the issued and outstanding shares of MWI.

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

         RECENT REORGANIZATION AND NAME CHANGE.

         In January 1999 the Company changed its name to Media Vision Productions, Inc.

         On October 1, 1999 the Company

         MEDIA VISION PRODUCTIONS, INC. (FORMERLY GULFSTAR INDUSTRIES, INC.) (PARENT COMPANY)

         On September 29, 1994 the Company changed its name to Tier Environmental Services, Inc. to reflect the above-mentioned merger. On January 10, 1996 the Company changed its name to Gulfstar Industries, Inc.

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

(e)      EMPLOYEES AND CONSULTANTS

         We presently have individuals who are employees and consultants.

Item 2.           PROPERTIES.

         Our corporate headquarters are located at 20505 U.S. 19N., #12-283, Clearwater, FL 34624. The operational division of the Tier subsidiary was located at 2901 West Busch Blvd., #711, Tampa, FL. 33618 through December 31, 1996, and the operational headquarters of PTS were located at 500 Grapevine Highway, Suite 335, Hurst, Texas 76054, through May 8, 1997.

Item 3.           LEGAL PROCEEDINGS.

         e had commenced an action against its former president of its MBT subsidiary. On May 16,1996 we terminated the President of the PTS Subsidiary. The former president of the PTS subsidiary has commenced an action for wrongful termination and the Company has defended its position and has commenced a countersuit alleging misrepresentation in connection with the acquisition of PTS. Both subsidiaries were defendants in various litigations with debtors, over contract obligations and performance clauses. The Company filed for reorganization under Chapter 11 of the bankruptcy laws, which has been approved by the court and which has been deemed effective on January 4, 1999. The above claims against the company have been dismissed as a result of the reorganization. The former President of the PTS Subsidiary has appealed this decision and the company's counsel has advised them it is unlikely he will prevail on any or all of his claims.(See Item 7 Part F/S "Contingencies")

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

                                     PART II

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

(a)      Market Prices of Common Stock

The primary market for our common stock is the Nasdaq OTC Bulletin Board, where it trades under the symbol "ETNT". We became publicly traded through a merger with Gulfstar Industries, Inc., formerly known as Tier Environmental Services, Inc. The following table sets forth the high and low closing bid prices for the shares for the periods indicated as provided by the NASD's OTCBB System. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.


                                                                      High Bid            Low Bid
                                                                      --------            -------

1999                  First Quarter
                      Second Quarter
                      Third Quarter                                    2 5/8                 1/2
                      Fourth Quarter                                   1 3/8                 3/4

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



(b)      SHAREHOLDERS.

As of ________________, 1999, we had ______________ shares of common stock outstanding and approximately ___________ stockholders of record.

(c)      DIVIDENDS.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be based upon our financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the board of directors deems relevant.

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

Year 2000 Issues

Many computer systems and software programs, including several used by the Company may require modification and conversion to allow date code fields to accept dates beginning with the year 2000. Major system failures or erroneous calculations can result if computer system failures are not year 2000 compliant.

The Company is in the process of evaluating the computer systems they now have in use and does not anticipate a major undertaking to be compliant.

All costs associated with year 2000 compliance that have been incurred by the Company have been expensed and have not been capitalized. The overall cost to the Company of modifications and conversion for year 2000 compliance with relation to the financial statements taken as a whole is not material. The Company is advised by a substantial majority of its vendors of computer products upgraded to be year 2000 compliant, or will not be affected by the year 2000 problem. The Company's business could not materially adversely affected if the Company's computer-based systems are not year 2000 compliant in a timely manner, the Company incurs significant additional expenses pursuing year 2000 compliance, the Company's vendors do not timely provide year 2000 compliant products, or the Company is subject to warranty or other claims by the Company's clients related to product failures caused by the year 2000 problem.

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

FORWARD LOOKING AND OTHER STATEMENTS

We have made statements in this document that are forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future results of operations or on our fiscal conditions, or (3) state other "forward looking" information.

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or which we do not fully control. Important factors that could cause actual results to differ materially from these expressed or implied by our forward-looking statement, include, but are not limited to those risks, uncertainties and other factors discussed in this document.

Item 7.           FINANCIAL STATEMENTS.

         (a)(1) The following documents are filed as part of this report:

a.       CONSOLIDATED FINANCIAL STATEMENTS OF THE REGISTRANT,
         ECONTENT, INC FORMERLY MEDIA VISION PRODUCTIONS, INC.


                                                                                                             Pages
                                                                                                             -----

      Report of Independent Auditors'                                                                          F-1


      Consolidated Balance Sheet of EContent, Inc (formerly
       Media Vision Productions, Inc.) as of September 30, 1999                                                F-3

      Consolidated Statements of Operations of EContent, Inc (formerly
       Media Vision Productions, Inc.) for the years ended
       September 30, 1999 and September 30, 1998 (Unaudited)                                                   F-4

      Consolidated Statements of Changes in Stockholders'
        Equity of EContent, Inc (formerly Media Vision
        Productions, Inc.) for the period from October 1, 1996
        to September 30, 1997 (Unaudited) and October 1, 1997
        to September 30, 1999                                                                              F-5,F-6

      Consolidated Statements of Cash Flows of EContent, Inc (formerly
       Media Vision Productions, Inc.) for the years ended
       September 30, 1999 and September 30, 1998 (Unaudited)                                               F-7,F-8

      Notes to the Financial Statements of EContent, Inc (formerly
       Media Vision Productions)                                                                          F-9-F-25



b.       Interim Financial Statements.

         Not Applicable

c.       Financial Statements of Businesses Acquired and to be Acquired

         Not Applicable

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Media Vision Productions, Inc. (Formerly Gulfstar Industries, Inc.)

We have audited the accompanying consolidated balance sheet of Media Vision Productions, Inc. (formerly Gulfstar Industries, Inc.) and subsidiaries as of September 30, 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended in the accompanying index to the financial statements (Item 7.). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Media Vision Productions, Inc. (formerly Gulfstar Industries, Inc.) as of September 30, 1999, and the results of operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The financial statements for the year ended September 30, 1997 were compiled by us, and our report thereon, dated December 30, 1998, stated that we did not audit or review those financial statements and, accordingly, expressed no opinion or any other form of assurance on them.

                                          /s/Schuhalter, Coughlin & Suozzo, LLC
                                         ---------------------------------------
                                             SCHUHALTER, COUGHLIN & SUOZZO, LLC


Raritan, New Jersey

_____________, 1999

                                 ECONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999



      Assets

Current Assets
  Cash                                                               $      550
                                                                      ---------

      Total Current Assets                                                  550

Advance on production rights                                            375,000
                                                                      ---------

Property and equipment, net of $3,333
 accumulated depreciation                                                18,851
                                                                      ---------

Other Assets
 Organization costs, net of accumulated
  amortization of $13,572                                                76,909
 Deposits                                                                 4,200
                                                                      ---------

      Total Other Assets                                                 81,109

      Total Assets                                                      475,510
                                                                      =========
      Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable and accrued expenses                                   79,365
 Accrued settlement                                                     182,600
 Due to officers                                                         38,954
 Due to stockholder                                                      15,000
                                                                      ---------

      Total Current Liabilities                                         315,919

Stockholders' Equity

  Common stock, par value $.08 per share; authorized
    50,000,000  shares, issued and outstanding 10,162,709               813,017
  Convertible preferred stock, authorized 1,000,000 shares,
    par value $10.00; no shares issued and outstanding                        -
Additional paid in capital                                            3,613,167
Deficit accumulated during development stage                         (4,083,993)
Treasury stock, at settlement value                                    (182,600)
                                                                      ---------

      Total Stockholders' Equity                                        159,591
                                                                        -------

      Total Liabilities and Stockholders' Deficit                    $  475,510
                                                                      ---------
                                                                      ---------




The accompanying notes are an integral part of these financial statements.

                                 ECONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                        From                              From
                                       April 1,                          April 1,
                                         1998          For the            1998
                                       (Date of          Year           (Date of
                                       Inception         Ended          Inception
                                      September 30    September 30,    September 30,
                                          1998            1999            1999
                                      -------------   -------------    ------------

TOTAL REVENUES                         $          -    $        -     $         -
                                       ------------    ----------     -----------
COSTS AND EXPENSES:
  Research and development
  Synocorion and Produciton
   costs                                          -             -               -
  General and administrative                 41,759        83,500          83,500
  Depreciation and amortization                   -       743,124         884,883
  Stock based compensation                        -     3,043,667       3,043,667
                                       ------------    ----------     -----------
      TOTAL COSTS AND EXPENSES              141,759     3,914,178       4,055,937

      NET LOSS FROM OPERATIONS              141,759     3,914,178       4,055,937

      OTHER INCOME (EXPENSE):

        Settlement expense                        -        10,556          10,556
        Interest expense                          -        17,500          17,500
                                       ------------    ----------     -----------
      TOTAL OTHER EXPENSE                         -        28,056          28,056
                                       ------------    ----------     -----------
      NET LOSS                         $    141,759    $3,942,234     $ 4,083,993
                                       ------------    ----------     -----------
                                       ------------    ----------     -----------

      LOSS PER COMMON SHARE, BASIC
        AND DILUTED                    $       .032    $     1.43
                                       ------------    ----------
                                       ------------    ----------
      COMMON SHARES OUTSTANDING,
        BASIC AND DILUTED                 4,423,171     5,653,619
                                       ------------    ----------
                                       ------------    ----------



The accompanying notes are an integral part of these consolidated financial statements.

                                 ECONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 1999


                               Common Stock                         Preferred        Stock
                                  Shares            Amount            Shares         Amount
                                  ------            ------            ------         ------
Balance, October 1, 1997
 as previously reported          9,106,365        $  291,404           75,000       $ 750,000

Cancellation of preferred
 shares for conversion to
 common stock on one to
 one basis in reorganization        75,000             2,400          (75,000)       (750,000)

Reverse split of one new        (9,181,365)         (293,804)               -               -
 share of common stock for
 each 25 prior shares of
 common stock and change of
 par vale to $.80                  367,355           293,804                -               -

Retained deficit prior to
 reorganization charged to
 additional paid in capital              -                 -                -               -

Net income reported by
 predecessor for the year
 ended September 30, 1998                -                 -                -               -

Issuance of common stock for
 the cancellation of
 indebtedness pursuant to
 plan of reorganization             30,970            24,632                -               -
                                 ---------         ---------          -------         -------
  Subtotal                         398,045           318,436                -               -

Change of par value from $.80
 to $.08                                 -          (286,592)               -               -

Retroactive effect of
 recapitalization on
 January 4, 1999 including
 the elimination of
 prior retained deficit          4,000,000           320,000                -               -
                                 ---------         ---------          -------         -------

Balance as restated for
 recapitalization
 effective April 1, 1998        $4,398,045         $ 351,844          $     -         $     -
                                 ---------         ---------          -------         -------
                                 ---------         ---------          -------         -------



The accompanying notes are an integral part of these consolidated financial statements.


                                                 Additional                                      Total
                                Treasury           Paid In                                    Stockholders'
                                 Stock             Capital             (Deficit)                 Equity
                                --------          ---------            ---------             -------------

                                       -         $3,166,718           $5,313,638             $(1,102,284)

                                       -            747,600                    -                       -

                                       -                  -                    -                       -



                                       -                  -                    -                       -



                                       -         (4,211,354)          (4,211,354)                      -



                                       -                  -            1,016,185               1,016,185




                                       -            (21,400)                   -                       -
                                --------          ---------            ---------               ---------

                                       -           (318,436)             (86,099)                (86,099)


                                       -            286,592                    -                       -



                                       -           (320,000)              86,099                  86,099
                                --------          ---------            ---------               ---------


                                $      -          $(351,844)           $       -               $       -
                                --------          ---------            ---------               ---------
                                --------          ---------            ---------               ---------

                                 ECONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 1999


                                                          Common Stock                      Preferred Stock
                                                   Shares              Amount            Shares         Amount
                                                   ------              ------            ------         ------
Balance as restated for
 recapitalization
 effective April 1, 1998                           4,398,045           351,844                -               -

Issuance of common stock, in
 private placement, net of
 offering costs of $14,011                           255,000            20,400                -               -

Correction of predecessor
 shares canceled in reverse
 split and cancellation of
 indebtedness                                         (2,836)             (227)               -               -

Net loss for the period from
 April 1, 1998 (date of
 inception) to September 30,
 1998                                                      -                 -                -               -
                                                   ---------         ---------         --------       ---------

Balance, September 30, 1998,
 as restated                                       4,650,209           372,017                -               -

Issuance of common stock
 in connection with the
 extension of note payable                           500,000            40,000                -               -

Issuance of common stock in
 private placements, net of
 offering costs of $62,472                           912,500            73,000                -               -

Issuance of common stock in
 consideration for cancellation
 of note payable plus accrued
 interest                                            500,000            40,000                -               -

Issuance of 200,000 shares of
 common stock to treasury at
 settlement value                                    200,000            16,000                -               -

Issuance of common stock to
 employees for services                            3,400,000           272,000                -               -

Issuance of stock options to
 employees                                                 -                 -                -               -

Net loss for the year ended
 September 30, 1999                                        -                 -                -               -
                                                  ----------           -------          -------       ---------

Balance at September 30, 1999                     10,162,709         $ 813,017                -      $        -
                                                  ----------           -------          -------       ---------
                                                  ----------           -------          -------       ---------




                                                  Additional                                     Total
                                  Treasury          Paid In           Accumulated            Stockholders'
                                   Stock            Capital            (Deficit)                 Equity
                                   -----            -------            ---------                 ------

                                       -           (351,844)                   -                       -



                                       -            220,589                    -                 240,989




                                       -                227                    -                       -




                                       -                  -             (141,759)               (141,759)
                                 -------          ---------            ---------               ---------


                                       -           (131,028)             141,759                  99,230



                                       -            (15,000)                   -                  25,000



                                       -            776,028                    -                 849,028




                                       -            227,500                    -                 267,500



                                (182,600)           (16,000)                   -                (182,600)


                                       -          2,754,000                    -               3,026,000


                                       -             17,667                    -                  17,667


                                       -                  -           (3,942,234)             (3,942,234)
                                 -------          ---------            ---------               ---------

                               $(182,600)        $3,613,167          $(4,083,993)             $  159,591
                                 -------          ---------            ---------               ---------
                                 -------          ---------            ---------               ---------


                                 ECONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  From
                                                                October 2,
                                                                   1996
                                                                (Date of
                                                                Inception)
                                        For the Years Ended         to
                                           September 30,       September 30,
                                        1998          1999         1999
                                     ----------    ----------   ----------
Cash flows from operating
  activities:
  Net Loss
  Adjustments to reconcile net
   loss to net cash used in
    operating activities:
    Depreciation and amortization
    Interest expense
    Loss on unconsolidated subsidiary
    Stock based compensation
Changes in assets and liabilities:
    Prepaid expenses and other current
      assets
    Accounts payable
    Accrued expenses
    Due to affiliate
    Deferred revenue
    Increase in cash overdraft
    Increase in receivables from
      subsidiary
      Net cash used in operating
        activities

Cash flows from investing activities:
  Investment in organizational costs
  Investment in licensing rights
  Investment in property and equipment
  Investment in unconsolidated
    subsidiary
      Net cash used in investing
        activities

Cash flows from financing activities:
  Proceeds from loan
  Proceeds from issuance of common
    stock, net of offering costs
  Repurchase of treasury stock
    at cost
     Net cash provided by financing
       activities

Net increase (decrease)in cash and cash
  equivalents
Cash and cash equivalents, Beginning
  of Period

Cash and cash equivalents, End of
  Period



The accompanying notes are an integral part of these consolidated financial statements.

                                 ECONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited for the year ended September 30, 1997)

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

                                 ECONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited for the year ended September 30, 1997)

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

                                 ECONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited for the year ended September 30, 1997)

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

                                 ECONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited for the year ended September 30, 1997)

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

                                 ECONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited for the year ended September 30, 1997)


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

                                 ECONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited for the year ended September 30, 1997)

         ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses have been adjusted to reflect post petition values and consisted of the following at September 30, 1998:


           Administrative (expenses) (to be paid by
              Acquirer pursuant to plan of reorganization)        $31,093

           Accrued 401K Contributions (to be paid by
              Acquirer pursuant to plan of reorganization          40,000

           Advanced Expenses (which have already been paid by
              Acquirer pursuant to plan of reorganization)         15,038
                                                                  -------
                                                                  $86,131
                                                                  -------
                                                                  -------



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

      SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS


                                  For the Years Ended
                                    September, 1998
                                   1998        1999
                                  ------      ------
      Interest Paid                $ 0
                                  ------
                                  ------

      Income Taxes Paid            $ 0
                                  ------
                                  ------


SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:


                                                         For the Years Ended
                                                             September 30,
                                                          1999           1998
                                                       ----------     ----------
      Rescission of 357,133 contingent shares of
        common stock issued to "Tier" shareholders

      Rescission of 45,625 shares issued for services previously charged to operating expenses

      Income from the cancellation of unsecured notes payable of the "Tier" subsidiary

      Cancellation of preferred stock credited to
        additional paid in capital                                     $750,000
                                                                      ----------
                                                                      ----------

      Reclassification of liabilities to common
        stock pursuant to plan of reorganization                       $  3,232
                                                                      ----------
                                                                      ----------


                                 ECONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited for the year ended September 30, 1997)

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

                                 ECONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited for the year ended September 30, 1997)

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

                                 ECONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited for the year ended September 30, 1997)

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

                                 ECONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited for the year ended September 30, 1997)

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

                                 ECONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited for the year ended September 30, 1997)

NOTE 7 - INCOME TAXES

         Provision for income taxes relating to the company's Tier subsidiary consists of the following:


                                                         1998        1997
                                                      ---------   ---------
                                                                  (Unaudited)
           (Income tax expense) benefit from taxes
            - deferred                                  $   --      $   --
                                                      ---------   ---------
                                                      ---------   ---------


         Provision for income tax differs from income tax expense that would result from applying domestic statutory rates to pretax income from continuing operations as follows:


                                                         1998        1997
                                                      ---------   ---------
                                                                  (Unaudited)
           Effect of non-deductible expenses            $  --       $   --
           Deferred tax effects of temporary
             differences                                   --           --
                                                      ---------   ---------
           (Provision for) benefit from income
             taxes                                      $  --       $   --
                                                      ---------   ---------
                                                      ---------   ---------



         Deferred taxes consist of the following at September 30, 1998:


                                                         1998        1997
                                                      ---------   ---------
                                                                  (Unaudited)

           Total deferred tax assets                   $ 29,270   $ 1,148,016
           Less:  valuation allowance                   (29,270)   (1,148,016)

                                                             --            --
           Total deferred tax liabilities                    --            --
                                                       --------   -----------
           Net deferred tax liability                  $     --   $        --
                                                       --------   -----------
                                                       --------   -----------


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

NOTE 8 - DEFINED EMPLOYEE CONTRIBUTION PLANS

         Effective May 1, 1990, the Company's PTS subsidiary adopted the Comerica Bank-Texas Profit Sharing and 401(k) Master Defined Contribution Plan and Trust. All employees were eligible for participation. The Company may

                                 ECONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited for the year ended September 30, 1997)

         make matching contributions equal to the participant's eligible contributions, which may not exceed 5% of the participant's compensation for the plan year. No matching contributions to the plan were made during the years ending September 30, 1997. In connection with the discontinuance of the PTS subsidiary and the bankruptcy of this subsidiary and the plan of reorganization of the Company, the acquirer has agreed to deposit approximately $40,000 within six months after the plan of reorganization for any contribution shortfalls, after which the company has no further obligations under this plan.

NOTE 9 - NOTES PAYABLE

         Notes payable consisted of the following at September 30, 1996:


          Note payable, 8% interest, originally due
            December 1, 1994, unsecured and in arrears     $ 48,000

          Note payable, 9% interest, originally due
            December 23, 1993, unsecured and in arrears      25,000

          Note payable, 9% interest, originally due
            November 18, 1993, unsecured and in arrears      33,000

          Note payable, 8% interest, originally due
            December 22, 1994, unsecured and in arrears      30,561
                                                           --------
                                                           $136,561
                                                           --------
                                                           --------



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

         Additionally, for purposes of accounting going forward, Media Vision Properties, Inc. (Subsidiary) will be considered the acquirer and the plan of reorganization provides for the acquirer to pay certain accrued expenses as noted in Notes 1 and 2.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         NONE.

                                    PART III

Item 9.           DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

Our present executive officers and directors are:


NAME                        AGE         POSITION HELD
----                        ---         -------------
John P. Sgarlat                         Chairman of the Board of
                                        Directors and Chief Executive
                                        Officer

Robert M. Marty                         President and Executive Producer

John J. Tsucalas                        Chief Financial Officer

William H. Campbell                     Executive Vice President - Corporate
                                        Secretary and Director

William Marty                           Executive Vice President -
                                        Operations and Director

Gary A. Goodell                         Executive Vice President -
                                        Marketing and Director

John B.A. Haggin, Jr.                   Executive Vice President -
                                        Development and Director

Jennifer Swanson                        Executive Vice President -
                                        Investor Relations


         John P. Sgarlat has served as our Chairman of the Board of Directors and Executive Officer since _________________________. Mr. Sgarlat has extensive experience in the Investment Banking, Direct Response Marketing and Media Industries. Mr. Sgarlat graduated from Villanova University, Magna Cum Laude, with a Bachelor of Arts degree in Philosophy. He also completed a three-year program in the Securities Industry Association Division of the University of Pennsylvania - Wharton School of Finance.

         Robert M. Marty has served as our President and Executive Producer since _______________________. He is also the President of MIP, Media Productions International Inc. Mr. Marty began his career creating "Sesame Street" characters with Jim Henson at the Children's Workshop Network and later advanced into television programming. He is also an accomplished public affairs programming producer, having created award-winning public service campaign announcements, educational programs for children, historical specials plus documentaries shot on location in Africa, Great Britain, France and Mexico.

         John J. Tsucalas has served as our Chief Financing Officer since ______________________. Mr. Tsucalas is 1961 graduate of Columbia College with a BA in economics and he also received his MBA from the Wharton School of the University of Pennsylvania in 1967 with a major in finance. Mr. Tsucalas served in the United States Air Force from September 1962 to September 1966, when he was honorably discharged with the rank of First Lieutenant. He is also engaged in his own corporate finance business which encompasses all types of financings, mergers and acquisitions, in particular leveraged buyouts; dispositions; financial and management consulting.

         William H. Campbell has served as our Executive Vice President - Corporate Affairs since _________________________. He has 15 years experience in investor and corporate relations. Through the years Mr. Campbell established contacts with the financial press, radio, television and print which included television interviews with CNN, FNN and many local stations. He has also been interviewed and quoted in many major business and financial publications.

         William Marty has served as our Executive Vice President - Operations since ____________________________.

         Gary Goodell has served as our Executive Vice President - Marketing since _________________________. Mr. Goodell is a graduate of Moravian College where he holds a Bachelor of Arts degree in Business Administration. He has twenty-five years personal experience in the entertainment industry.

         John B.A. Haggin, Jr. has served as our Executive Vice President - Development since ______________________.

         Jennifer Swanson has served as our Executive Vice President - Investor Relations since ____________________________.

Item 10.          EXECUTIVE COMPENSATION.


                                                                   Securities
                                                                   of property
                                                   Salaries,        insurance
                                                     fees,         benefits or
                                                   director's       repayment
Name of individual                                   fees,             of
or number of                  Capacities in        commission       personal
persons in group               which served        and bonuses      benefits
----------------               ------------        -----------      --------
Officers and Directors
  as a group                                        $       0             0
                                                    ---------        -------
                                                    ---------        -------


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


                                      Amount and Nature of      Percentage of
Name and Address                      Beneficial Ownership       Class Owned
----------------                      --------------------       -----------
Warren Douglas Cattanach                     609,250                7.09%

Amin T. Bishara                              750,000                8.73%



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


Exhibit Number
Reference                  Description
---------                  -----------
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

                                  GULFSTAR INDUSTRIES, INC.
                                  FORMERLY TIER ENVIRONMENTAL SERVICES, INC
                                  -----------------------------------------

Dated: February 4, 1999,
and submitted with                By: /s/William O'Callaghan
re-assigned access codes          -------------------------------------
February 19, 1999                 William O'Callaghan, Acting President