Form 10KSB40/A
period 1999-09-30
ECONTENT INC
filed 2000-01-27
CIK 820789

                                  FORM 10-KSB/A

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

Commission file number 33-16736

                                 eCONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                      (FORMERLY GULFSTAR INDUSTRIES, INC.)
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        23-2442288
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

105 S. NARCISSUS AVE. # 701 WEST PALM BEACH, FL              33401
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (561) 835-0094

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                ----------------
                                (Title of Class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [X]

         Indicate by check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 5(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes [X] No

         As of September 30, 1999 the Company had 10,162,709 shares of common stock and no shares of preferred stock outstanding.

                                     PART I

Item 1.           BUSINESS.

GENERAL DESCRIPTION OF BUSINESS

         We are a development stage company engaged in the creation and exploitation of television programming, Internet content, and related merchandising opportunities. We are a vertically integrated eCommerce Marketing Company, headquartered in West Palm Beach, Florida.


         To date, we have had no operating revenue and cannot say for certain when we will record our initial revenue.


         We have a five year contract with Independence Public Media Philadelphia TV-35 to produce network quality entertainment specials for distribution to 351 Public Television Stations, with 101,000,000 weekly viewers nationwide. Twenty- four shows have been approved for syndication in the next two years. Four shows will debut nationally during the March 2000 PBS Membership Drive. We select and retain rights to all products, licenses and brand names featured in the shows. Concurrently, we will develop and promote specific programs for Internet Communities, Stores and Content targeted to the known audience for each program.


         Our products will be initially offered with a Direct Response 800# highlighted regularly during each Public Television airing, then crossed promoted and sold through major Print, TV shopping, Retail and Web Channels. Merchandising relationships are firmly in place. We have synchronized this network of sales channels to link the "Power of Public Television" to the "Power of Internet". Public Television viewers become our customers... then our WEB Members.

         Programming will be produced in strategic alliance with award winning producer Bob Marty and MPI Media Productions International, a highly acclaimed, full service television production company, which develops, produces and syndicates programming to major networks worldwide. On December 14, 1999, we executed an agreement to purchase MPI Media Productions International, a privately held company.


         We are currently in negotiations with Irving Azoff Entertainment and Iliad Inc. for production and syndication of three holiday television specials starring some of the most well known voices in the recording industry.


         During the next twelve months we have several acquisitions scheduled which we anticipate will provide operating revenue, the completion of which will require the Company to raise additional working capital through the issuance of its common stock.


ORGANIZATIONAL BACKGROUND

         eContent Inc. (formerly Media Vision Productions, Inc.) (the "Company"), was incorporated under the laws of Delaware on December 3, 1986. The Company was formed to seek potential business opportunities which in the opinion of management may provide a profit to the Company.

         The Company was a holding corporation which previously consisted of two wholly owned subsidiaries that discontinued operations during the fiscal year ended September 30, 1997; Plant Technical Services, Inc. in Texas, and Tier Environmental of Florida. The Texas subsidiary was an engineering consulting and placement service and the Florida subsidiary has been involved in environmental clean-up.

RECENT REORGANIZATION AND NAME CHANGE.

         On July 22, 1997 the Company filed a petition under Chapter 11 of the bankruptcy laws. The significant petition proposals for the reorganization of the Company included:

         1. The reverse split of prior outstanding shares of (1) one "new" share for each (25) twenty-five "old" shares.

         2. The conversion of the 75,000 preferred shares to common shares prior to the reverse split above.

         3. The shareholders of the post reverse split shares above would be granted an option to purchase one share for each share held, at 75% of the market price on the date exercised, exercisable not sooner than six months from the date of confirmation of the plan of reorganization becoming effective, January 4, 1999, and not later than 18 months after such date.

         4. Accepted proof of claims by creditors in class III (unsecured) and class IV (secured) will receive one share of post reverse split common stock for every $30 of the amount in which the holder has an approved claim.

         On September 2, 1998 the court confirmed the plan of reorganization, which became effective on January 4, 1999. As a result of the reorganization, the Company issued a total of 367,355 warrants and 30,970 shares to creditors. Also, on January 4, 1999 the Company changed its name to Media Vision Productions, Inc., and acquired 100% of Media Vision Properties, Inc.
pursuant to the Plan of Merger accounted for as a recapitalization of Media Vision Properties, Inc.

         On October 1, 1999 the Company changed its name to eContent, Inc.

MPI MEDIA PRODUCTIONS INTERNATIONAL, INC. -- EXISTING STRATEGIC ALLIANCE AND PROPOSED ACQUISITION.

In February 1999, the Company and MPI co-produced Gary Null's "Get Healthy Now", a health and fitness documentary. The show aired in over 150 markets nationally during the PBS March Telethon and drove Internet Sales of the book to the Amazon.com Best Seller List.

During the year ended September 30, 1999 the Company advanced $375,000 to MPI in connection with a letter of intent to produce, market and distribute associated revenue producing activities in connection with mutually agreed upon programs during the next 3 years.

The above sums and consideration may be applied to the acquisition of MPI, in which the current terms are $3,950,000 of cash and 1,135,000 shares of the Company's common stock.

The agreement provides for MPI to distribute eContent intellectual properties to Public Television and all other appropriate networks with which MPI has a working relationship.

MPI is a full service video production and post-production company that creates video products for broadcast television, major corporate and industrial clients, and the home video market.

Among MPI's products are:

    Entertainment programming
    Eductional videos
    Documentaries
    Corporate communications and sales videos
    Video news releases, satellite programs and teleconferences
    Public service and commercial advertising
    Video reports
    Agency capabilities presentations

MPI was founded in 1986 by Bob Marty, an internationally recognized, award-winning producer of films, videos and documentaries. Bob began his career creating Sesame Street characters for Children's Television Workshop International, later moving into television entertainment and educational programming.

MPI has produced film and video products for a range of major corporate clients including AT&T, GTE, Apple Computer, IBM, Centocor, Inc.,
Bristol-Byers Squibb, Teva Pharmaceuticals USA, Kellogg, K-Mart, Pacific Telesis, HarperCollins and Simon & Schuster, as well as giants in broadcasting and entertainment leaders such as MTV Networks, NFL Films, Really Useful Group (Andrew Lloyd Webber) and Time-Life Video.

MPI's videos for broadcast have been seen by an estimated 150-million people in the United States. In recent years, MPI has been a major producer of highly successful programming for the Public Broadcasting stations, much of it for viewer pledge drives by the wide network of PBS affiliates across the country. These specials include:

  GET HEALTHY NOW WITH GARY NULL -- PBS: March, 1999
  (Co-Produced with MVPI)
  SPIRIT -- A JOURNEY IN DANCE, DRUMS AND SONG -- PBS: March, 1999
  JOHN TESH -- ONE WORLD (Consulting Producers) PBS: March, 1999
  DANNY KAYE: A LEGACY OF LAUGHTER -- AMERICAN MASTERS -- PBS
  VICTOR BORGE: THEN AND NOW I, II AND III -- PBS
  HOW TO LIVE FOREVER WITH GARY NULL
  BOBBY DARIN Beyond the Song -- PBS
  FRANK PATTERSON IRELAND'S GOLDEN TENOR -- IRELAND IN SONG -- PBS FRANK PATTERSON IRELAND'S GOLDEN TENOR -- SONGS OF INSPIRATION -- PBS MISS PATTI PAGE: The Singing Rage -- PBS
  COLM WILKINSON IN CONCERT with PATTI LuPONE -- PBS
  THE INCOMPARABLE JUDY COLLINS -- PBS
  A JUDY COLLINS CHRISTMAS at the BILTMORE -- A&E NETWORKS
  THE ART OF THE KING'S SINGERS -- PBS
  NEW YEAR'S EVE WITH GUY LOMBARDO -- PBS
  GLENN MILLER'S GREATEST HITS I and II -- PBS
  THE TUNES OF TOMMY DORSEY: A SENTIMENTAL JOURNEY -- PBS
  BENNY GOODMAN'S GREATEST HITS -- PBS
  THE GREAT LOVE SONGS -- PBS
  THE SONGS OF JOHNNY MERCER -- PBS
  KATHIE LEE GIFFORD'S LULLABIES FOR LITTLE ONES -- PBS
  An Evening with PATTI LuPONE -- PBS
  ROBERT WELLS -- Swedish King of the Keyboard -- PBS

MPI's Home Video division produces educational and entertainment videotapes for distribution in the home video market.

Among its major products are:

  Victor Borge: Then & Now
  Victor Borge: Then & Now II
  Victor Borge: Then & Now 3
  Glen Miller's Greatest Hits I & II
  Build It!
  The Best of Judy Collins
  The Very Funny World of Alan King
  The Tunes of Tommy Dorsey
  Growing Up Wild
  The Art of the King's Sisters
  The Best of Danny Kaye
  I Love America
  Victor Borge Tells Hans Christian Andersen Stories
  Kathie Lee Gifford's Lullabies for Little Ones
  Launch It!
  The Addams Family -- TV series
  The Great Love Songs
  The Songs of Johnny Mercer -- Too Marvelous for Words
  Benny Goodman's Greatest Hits
  An Evening with Patti LuPone
  Frank Patterson Ireland in Song
  A Judy Collins Christmas
  Frank Patterson Songs of Inspiration
  Robert Wells Swedish King of the Keyboards
  Miss Patti Page The Singing Rage
  BOBBY DARIN Beyond the Song
  HOW TO LIVE FOREVER with Gary Null
  Get Healthy Now! with Gary Null

MPI has a successful track record marketing home videos through various distribution channels including spot television ads, print, catalogs, infomercials and public relations and editorial placements.

In conjunction with eContent this marketing continuum would be extended to include Internet Stores developed and operated by eContent.


ICLAS, INC.-- PROPOSED ACQUISITION

On July 31, 1999, the Company entered into an agreement to acquire 100% of the common stock of ICLAS, Inc., which is the Internet and e-commerce division of B&J Collectibles, one of the nations largest and most respected distributors of autographed sports memorabilia. The acquisition will include a strategic Internet alliance with CBS SPORTSLINE (SPLN) inaugurated in July 1999 with the worldwide broadcast of ICLAS from the National Collectors Convention in Atlanta. Internet viewers were provided exclusive information, celebrity interviews and the immediate opportunity to purchase certified autographs of some of the biggest names in sports collectibles.

The eContent-ICLAS presentation in Atlanta features Baseball Hall of Fame members Reggie Jackson, Steve Carlton, Orlando Cepeda; retired football stars Len Dawson, Archie Manning, Herschel Walker and 1998 All Pro Quarterback Vinny Testeverde; Heavyweight Boxing Champion Joe Frazier; 1999 Indy Car Rookie of the Year Robbie McGhee; and the renowned World Wresting Federation Wrestler and Playboy Magazine cover girl Rena Mero formerly known as SABLE.

Jeffrey Rodman, Executive Vice President of B&J Collectibles Inc., was the architect of the ICLAS concept. Simultaneous with B&J's sale of ICLAS, Inc. Mr. Rodman will enter into a long term contract with the Company as President and CEO of the ICLAS division. The agreement, dated July of 1999, calls for the Company to issue up to 1,000,000 shares of the Company's common stock and a deferred working capital investment of $500,000 to the future subsidiary upon the completion of a private placement of the Company's stock. This agreement is still subject to additional due diligence and has been extended to January 31, 2000.

         EMPLOYEES AND CONSULTANTS

         We presently have 8 individuals who are employees and consultants.

Item 2.           PROPERTIES.

         Our corporate headquarters are located at 105 S. Narcissus Ave., Suite 701, West Palm Beach, Florida 33401. The lease provides for approximately 2500 sq. feet of space, expires in 2002 and the annual rent is approximately $45,000.

Item 3.           LEGAL PROCEEDINGS.

         eContent, Inc.'s predecessor had commenced an action against its former president of its MBT subsidiary. On May 16,1996 we terminated the President of the former PTS Subsidiary. The former president of the PTS subsidiary has commenced an action for wrongful termination and the Company has defended its position and has commenced a countersuit alleging misrepresentation in connection with the acquisition of PTS. The Company filed for reorganization under Chapter 11 of the bankruptcy laws, which has been approved by the court and which has been deemed effective on January 4, 1999. The above claims against the company have been dismissed as a result of the reorganization. The former President of the PTS Subsidiary has appealed this decision and the company's counsel has advised them it is unlikely he will prevail on any or all of his claims.(See Item 7 Part F/S "Contingencies")

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

                                     PART II

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

(a)      Market Prices of Common Stock

The primary market for our common stock is the Nasdaq OTC Bulletin Board, where it trades under the symbol "ETNT". We became publicly traded as "MVPI" on June 28, 1999, when we were called Media Vision Productions, Inc. through a merger with Gulfstar Industries, Inc., formerly known as Tier Environmental Services, Inc. On October 1, 1999 our name changed to eContent and our symbol became "ETNT". The following table sets forth the high and low closing bid prices for the shares for the periods indicated as provided by the NASD's OTCBB System. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.


                                                                      High Bid            Low Bid
                                                                      --------            -------

1999                  First Quarter              (unavailable)
                      Second Quarter             (unavailable)
                      Third Quarter                                    2 5/8                 1/2
                      Fourth Quarter                                   1 3/8                 3/4




(b)      SHAREHOLDERS.



As of September 30, 1999, we had 10,162,709 shares of common stock outstanding and approximately 200 stockholders of record.



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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.



         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of the Company's current management. Comparison to previously reported results of the Company's predecessor operating divisions including Tier Environmental, Inc. and Plant Technical Services, Inc. are meaningless since the recapitalization.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1999 VS. INCEPTION (APRIL 1, 1998) THROUGH SEPTEMBER 30, 1998

The Company has not yet recorded any revenue. The Company recorded a net loss of $3,942,234 for the year ended September 30, 1999 as compared to a loss in the prior period from inception (April 1, 1998) through September 30, 1998 of $141,759. This represents a loss per common share of $1.43 for the year ended September 30, 1999 as compared to a loss per common share of $.032 for the period ended September 30, 1998. Research and Development expenses were $43,687 for fiscal 1999 compared to none in fiscal 1998 and Syndication and Production costs were $83,500 in the current period vs. none for the prior period. General and Administrative expenses rose to $726,219 in fiscal 1999 from $141,759 for the shorter period in fiscal 1998. The increase in these costs primarily relate to the hiring of full time employees, market making expenses relating to investor relations and an increase in the Company's overall marketing efforts as the Company co-produced its initial PBS Syndicated Program. Additionally, the Company recorded non-cash charges of $3,093,667 for stock options and stock grants, all of which were awarded on September 24, 1999 to the Company's officers after entering into their employment agreements and completing the Plan of Acquisition of Media Vision Productions, Inc. and securing the option to aquire MPI Media and ICLAS, Inc.

PLAN OF OPERATIONS

The Company has a five-year contract to produce network quality programming for syndication to 351 Public Television Stations nationwide. The Company will develop Internet Communities related to each show, offering exciting information, chat lines, auctions, buyers clubs and other exclusive WEB Membership Benefits. In connection with our strategic alliance with Media Productions International, Inc. ("MPI"), a privately owned New York corporation, Bob Marty has become the Company's Executive Director of Productions. Bob Marty has produced 25 highly acclaimed Public Television specials in the past seven years. The 101,000,000 loyal weekly viewers of Public Television have a proven appetite for televised concerts, antique/collectible auctions, self-improvement programs and children's entertainment.

On January 13, 2000 the Company agreed to acquire 42% of Littlefield, Adams & Company "FUNW", a publicly held Company on the OTC Bulletin Board, in exchange for the assignment of certain licenses, sublicenses and marketing efforts. The Company also agreed on a best-efforts basis to assist Littlefield & Adams in obtaining $1,000,000 of equity capital.

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

All costs associated with year 2000 compliance that have been incurred by the Company have been expensed and have not been capitalized. The overall cost to the Company of modifications and conversion for year 2000 compliance was not material. The Company believes it has no material year 2000 issues.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit at September 30, 1999 was $315,369.

Since the reorganization, the Company has funded its operations from the issuance of common stock and loans. The accountant's report on the accompanying financial statements includes a going concern qualification based on the Company's lack of capital and losses since inception.

The Company plans to raise between $1,875,000 and $3,000,000 through the issuance of the Company's Common Stock during the quarter ending March 31, 2000 and an additional $5,000,000 to $10,000,000 during the quarter ending June 30, 2000 in private placement transactions with accredited investors that are intended to be exempt from registration pursuant to 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. Based upon the success of the private offerings, The Company expects to utilize a minimum of approximately $1,150,000 cash and 1,135,000 shares of common stock to close the scheduled merger and aquisition of Media Productions International, Inc. ("MPI") in the quarter ending March 31, 2000 and $2,800,000 to complete the "MPI" transaction in the quarter ending June 30, 2000.

Should the Company not complete the merger and aquisition of MPI, the strategic alliance and production schedules will continue.

The Company will utilize a minimum of $500,000 cash and up to 1,000,000 shares of common stock should it close the proposed acquisition of ICLAS, Inc.

The Company intends upon first acquiring MPI and will evaluate the potential closing of ICLAS, Inc. depending upon the Company's working capital.

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

                   RISK FACTORS WHICH MAY AFFECT OUR BUSINESS

OUR OPERATING HISTORY IS VERY LIMITED.

         We have a limited operating history upon which you can evaluate our performance. Before investing in our common stock, you should consider the risks and difficulties we may encounter as an early-stage company in the new and rapidly evolving e-commerce market. These risks include our ability to:

         -        implement our business model;

         -        anticipate and adapt to rapid changes in our markets;

         -        attract new customers and maintain customer satisfaction;

         - introduce new and enhanced Web sites, services, products and alliances;

         - minimize technical difficulties, system downtime and the effect of Internet brown-outs; and

         -        manage the timing of promotions and sales programs.

         If we do not successfully manage these risks, our business will suffer. We cannot assure you that we will successfully address these risks or that our business strategy will be successful.

WE EXPECT TO INCUR SUBSTANTIAL NET LOSSES FOR THE FORESEEABLE FUTURE.

         We expect operating losses and negative cash flow for the foreseeable future as we must invest in marketing and promotional activities, acquisitions, technology and operating systems. We cannot be certain when and if we will achieve sufficient revenues in relation to expenses to become profitable. We believe that increasing our revenues will depend in large part on our ability to:

         - offer programs and products that are attractive to television stations for broadcast and for viewers for product purchases;

         - increase consumer awareness of our online stores and develop effective marketing and other promotional activities to drive traffic to our Web sites;

         -        provide our customers with superior e-commerce experiences;
                  and

         -        develop strategic relationships.

         Our future profitability depends on generating and sustaining high revenue growth while maintaining reasonable expense levels. Slower revenue growth than we anticipate or operating expenses that exceed our expectations would harm our business. If we achieve profitability, we cannot be certain that we would be able to sustain or increase profitability in the future.

WE MAY NEED ADDITIONAL CAPITAL TO CONTINUE OUR BUSINESS IF WE DO NOT GENERATE ENOUGH REVENUE.

         We require substantial working capital to fund our business and may need more in the future. We will likely experience negative cash flow from operations for the foreseeable future. If we need to raise additional funds through the issuance of equity, equity-related or debt securities, your rights may be subordinate to other investors and your stock ownership percentage may be diluted. We cannot be certain that additional financing will be available to us.

OUR MANAGEMENT'S EXPERIENCE IN THE E-COMMERCE INDUSTRY IS LIMITED AND WE MAY FAIL TO HIRE, RETAIN AND INTEGRATE KEY PERSONNEL.

         Our success depends on the expertise of our key technical, sales and senior management personnel. The Company's senior management has limited experience operating and managing online stores engaged in the sale of various merchandise.

         We depend heavily on the continuing service of our management and on their ability to quickly develop an expertise in the e-commerce aspects of our business. Loss of the services of John Sgarlat, our chairman and chief executive officer, William Campbell, our chief financial officer, Gary Goodell, our chief operating officer, or other key employees would hurt our business.

         Our success depends on our ability to continue to attract, retain and motivate skilled employees who can effectively manage an online business. Competition for qualified e-commerce employees is intense. We may be unable to retain our present key employees or to attract, assimilate or retain other qualified employees in the future. We may experience difficulty in hiring and retaining skilled employees with appropriate qualifications.
Our business will be harmed if we fail to attract and retain key employees.

WE MAY NOT CLOSE PENDING TRANSACTIONS WHICH ARE INTEGRAL TO OUR SUCCESS.

         We are in the process of negotiating the acquisition of MPI Productions International, Inc. ("MPI") with MPI's president and sole shareholder, Bob Marty. MPI is a full-service video production and post-production company for broadcast television, corporate and industrial clients, and the home video market. We are in the process of seeking and negotiating other agreements, including acquisition, production and syndication agreements, which are integral to our success. We cannot guarantee that the Company will acquire MPI or close any other pending transactions which are integral to our success. A failure to acquire MPI or close any other integral transactions may harm our business.

OUR OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

         Our revenues and operating results may vary significantly from quarter to quarter due to a number or ability to produce quality programming of factors. Many of these factors are outside our control and include:

         -        our ability to produce quality programming;

         -        timing of production and broadcasting of our programs;

         - fluctuations in consumer purchasing patterns and advertising spending;

         - changes in the growth rate of Internet usage and online user traffic levels;

         -        actions of our competitors;

         - the timing and amount of costs relating to the expansion of our operations and acquisitions of technology or businesses; and

         -        general economic and market conditions.

         Because we have a limited operating history, our future revenues are difficult to forecast. A shortfall in revenues will damage our business and would likely affect the market price of our common stock. Our limited operating history and the new and rapidly evolving Internet market make it difficult to ascertain the effects of seasonality on our business. If seasonal and cyclical patterns emerge in Internet purchasing, our results of operations from quarter to quarter may vary greatly and may cause our business to suffer.

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE AS WE FACE INTENSE COMPETITION FROM INTERNET-BASED AND RETAIL-BASED BUSINESSES.

         We cannot assure you that we will be able to compete successfully or that competitive pressures will not damage our business. Our competition includes:

         -        television production companies;

         -        traditional retailers;

         - Web sites maintained by online retailers of similar merchandise; and

         - Internet portals and online service providers that feature shopping services, such as America Online, Yahoo!, Excite and Lycos.

         We believe that our ability to compete depends on many factors, including:

         -        The quality of our programming;

         - the market acceptance of our programming, products, Web sites and online services; and

         -        the success of our sales and marketing efforts.

         Our competitors may be larger than us and may have substantially greater financial, distribution and marketing resources. In addition, our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can.

WE MAY BE UNABLE TO SUPPORT INCREASED VOLUME ON OUR WEB SITES.

         A key element of our strategy is to generate a high volume of traffic on our Web sites. However, growth in the number of users of our online stores may strain or exceed the capacity of our computer systems and lead to declines in performance or systems failure.

         We must also introduce additional or enhanced features and services to attract new users to our online stores. These new services or features may not function well and we may need to significantly modify the design of these services to correct errors. If users encounter difficulty with or do not accept our services or features, our business would be damaged.

WE NEED TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS.

         Our success depends upon effective planning and growth management. Excluding part-time employees, at December 31, 1999 we had a total of six employees. We intend to continue to increase the scope of our operations and the number of our employees. We also face challenges associated with upgrading and maintaining our information systems and internal controls, particularly those related to our purchase and receipt of inventory. If we do not successfully implement and integrate these new systems or fail to scale these systems with our growth, we may not have adequate, accurate and timely forecasting and financial information.

WE MAY BE LIABLE FOR BREACHES OF ONLINE SECURITY.

         Consumer concerns over the security of transactions conducted on the Internet or the privacy of users may inhibit the growth of the Internet and online commerce. We will rely on encryption and authentication technology licensed from third parties to securely transmit confidential information, such as customer credit card numbers. A compromise or breach of our technology used to protect customer transaction data may occur. Furthermore, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.

         We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any breaches. Our business and your investment may be harmed if security measures do not prevent security breaches. We cannot assure prevention against all security breaches. This is a risk in e-commerce. Under current credit card practices, a merchant is liable for fraudulent credit card transactions where, as is our case, merchant does not obtain a cardholder's signature. A failure to adequately control fraudulent credit card transactions would injure our business.

WE MAY BE SUED REGARDING PRIVACY CONCERNS.

         Any penetration of our network security or misappropriation of our users' personal or credit card information could subject us to liability. We may be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. Claims could also be based on other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in litigation.

         In addition, the Federal Trade Commission and several states have investigated the use by Internet companies of personal information. In 1998, the U.S. congress enacted the Children's Online Privacy Protection Act of 1998. The Federal Trade Commission has not yet promulgated regulations interpreting this act. We depend upon collecting personal information from our customers and we believe that the promulgation of regulations under this act will make it more difficult for us to collect personal information from some of our customers. We could incur expenses if new regulations regarding the use of personal information are introduced or if our privacy practices were investigated.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD BURDEN OUR BUSINESS.

         The adoption or modification of laws or regulations applicable to the Internet could harm our business. The U.S. Congress recently passed laws regarding online children's privacy, copyrights and taxation. The law governing the Internet, however, remains largely unsettled. New laws may impose burdens on companies conducting business over the Internet. It may take years to determine whether and how existing laws governing intellectual property, privacy, libel and taxation apply to the Internet and online advertising. In addition, the growth and development of online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. We also may be subject to regulation not specifically related to the Internet, including laws affecting direct marketers.

WEB SECURITY CONCERNS MAY HINDER ONLINE E-COMMERCE AND ADVERTISING.

         The need to securely transmit confidential information such as credit card and other personal information over the Internet has been a significant barrier to e-commerce and communications. Any publicized compromise of security could deter people from accessing the Web or from using it to transmit confidential information. Furthermore, decreased online traffic and sales as a result of general security concerns could cause advertisers to reduce their amount of online spending. Such security concerns could reduce our market for e-commerce.

OUR STOCK PRICE COULD BE EXTREMELY VOLATILE, AS IS TYPICAL OF INTERNET-RELATED COMPANIES.

         Our stock price has been volatile and is likely to continue to be volatile. The stock market has experienced significant price and volume fluctuations, and the market prices of securities of technology companies, particularly Internet-related companies, have been highly volatile.

         The market price for eContent's common stock is likely to be highly volatile and subject to wide fluctuations in response to the following factors:

         - actual or anticipated variations in our quarterly operating results;

         - announcements of technological innovations or new products or services by us or our competitors;

         -        changes in financial estimated by securities analysts;

         -        conditions or trends in e-commerce;

         - changes in the economic performance or market valuations of other media, Internet, e-commerce or retail companies;

         - announcements by us or our competitors of significant acquisitions, strategic partnership, joint ventures or capital commitments;

         -        additions or departures of key personnel;

         - release of lock-up or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock; and

         -        potential litigation.

         In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. The institution of such litigation against us could result in substantial costs to us and a diversion of our management's attention and resources.

Item 7.           FINANCIAL STATEMENTS.

         (a)(1) The following documents are filed as part of this report:

a.       CONSOLIDATED FINANCIAL STATEMENTS OF THE REGISTRANT,
         ECONTENT, INC (FORMERLY MEDIA VISION PRODUCTIONS, INC.)


                                                                                                             Pages
                                                                                                             -----

      Report of Independent Auditors'                                                                          F-1


      Consolidated Balance Sheet of eContent, Inc (formerly
       Media Vision Productions, Inc.) as of September 30, 1999                                                F-2

      Consolidated Statements of Operations of eContent, Inc (formerly
       Media Vision Productions, Inc.) for the years ended
       September 30, 1999 and September 30, 1998 and for the
       period from inception (April 1, 1998) throught September 30, 1999                                       F-3

      Consolidated Statements of Changes in Stockholders'
        Equity of eContent, Inc (formerly Media Vision
        Productions, Inc.) for the period from October 1, 1997
        to September 30, 1999                                                                              F-5-F-7

      Consolidated Statements of Cash Flows of eContent, Inc (formerly
       Media Vision Productions, Inc.) for the years ended
       September 30, 1999 and September 30, 1998 and for the period
       from inception (April 1, 1998) through September 30, 1999                                               F-8

      Notes to Consolidated Financial Statements                                                          F-9-F-20



b.       Interim Financial Statements.

         Not Applicable

c.       Financial Statements of Businesses Acquired and to be Acquired

         Not Applicable

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of eContent, Inc. (Formerly Media Vision Productions, Inc.)

We have audited the accompanying consolidated balance sheet of eContent, Inc. (formerly Media Vision Productions, Inc.) and subsidiaries as of
September 30, 1999 and the related consolidated statements of operations and cash flows for the year then ended and from April 1, 1998 (Date of Inception) through September 30, 1998 and the consolidated statement of stockholders' equity from October 1, 1997 through September 30, 1999 in the accompanying index to the financial statements (Item 7.). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eContent, Inc.
(formerly Media Vision, Inc) as of September 30, 1999, and the results of operations and its cash flows for the year then ended and from April 1, 1998 (Date of Inception) through September 30, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its present and future obligations and sustain its operations. Management's plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             SCHUHALTER, COUGHLIN & SUOZZO, LLC


Raritan, New Jersey

January 13, 2000
                                 eCONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999



      Assets

Current Assets
 Cash                                                                $      550
                                                                      ---------

      Total Current Assets                                                  550
                                                                      ---------

Advance on production rights                                            375,000
                                                                      ---------

Property and equipment, net of $3,333
 accumulated depreciation                                                18,851
                                                                      ---------

Other Assets
 Organization costs, net of accumulated
  amortization of $13,572                                                76,909
 Deposits                                                                 4,200
                                                                      ---------

      Total Other Assets                                                 81,109
                                                                      ---------

      Total Assets                                                      475,510
                                                                      =========
      Liabilities and Stockholders' Equity

Liabilities
 Accounts payable and accrued expenses                                   79,365
 Accrued settlement                                                     182,600
 Due to officers'                                                        38,954
 Due to stockholder                                                      15,000
                                                                      ---------

      Total Liabilities                                                 315,919

Commitments and Contingencies (Note 6)

Stockholders' Equity

  Common stock, par value $.08 per share; authorized
    50,000,000  shares, issued and outstanding 10,162,709               813,017
  Convertible preferred stock, authorized 1,000,000 shares,
    par value $10.00; no shares issued and outstanding                        -
  Additional paid in capital                                          3,613,167
  Deficit accumulated during development stage                       (4,083,993)
  Treasury stock, 200,000 shares at settlement value                   (182,600)
                                                                      ---------

      Total Stockholders' Equity                                        159,591
                                                                      ---------

      Total Liabilities and Stockholders' Deficit                    $  475,510
                                                                      =========




The accompanying notes are an integral part of these financial statements.

                                 eCONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                        From                              From
                                       April 1,                          April 1,
                                         1998          For the            1998
                                       (Date of          Year           (Date of
                                       Inception)        Ended          Inception)
                                    to September 30  September 30,    to September 30,
                                          1998            1999            1999
                                      -------------   -------------    ------------

TOTAL REVENUES                         $          -    $        -     $         -
                                       ------------    ----------     -----------
COSTS AND EXPENSES:
  Research and development                                 43,887          43,887
  Syndication and Production
   costs                                          -        83,500          83,500
  General and administrative                141,759       726,219         867,978
  Depreciation and amortization                   -        16,905          16,905
  Stock based compensation                        -     3,043,667       3,043,667
                                       ------------    ----------     -----------
      TOTAL COSTS AND EXPENSES              141,759     3,914,178       4,055,937

      NET LOSS FROM OPERATIONS              141,759     3,914,178       4,055,937

      OTHER INCOME (EXPENSE):

        Settlement expense                        -       (10,556)        (10,556)
        Interest expense                          -       (17,500)        (17,500)
                                       ------------    ----------     -----------
      TOTAL OTHER EXPENSE                         -       (28,056)        (28,056)
                                       ------------    ----------     -----------
      NET LOSS                         $   (141,759)  $(3,942,234)    $(4,083,993)
                                       ------------    ----------     -----------
                                       ------------    ----------     -----------

      LOSS PER COMMON SHARE, BASIC
        AND DILUTED                    $      (.032)   $    (1.43)
                                       ------------    ----------
                                       ------------    ----------
      WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING, BASIC AND
        DILUTED                           4,423,171     5,653,619
                                       ------------    ----------
                                       ------------    ----------



The accompanying notes are an integral part of these consolidated financial statements.

                                 eCONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 1999


                               Common Stock                         Preferred        Stock
                                  Shares            Amount            Shares         Amount
                                  ------            ------            ------         ------
Balance, October 1, 1997
 as previously reported          9,106,365        $  291,404           75,000       $ 750,000

Cancellation of preferred
 shares for conversion to
 common stock on one to
 one basis in reorganization        75,000             2,400          (75,000)       (750,000)

Reverse split of one new        (9,181,365)         (293,804)               -               -
 share of common stock for
 each 25 prior shares of
 common stock and change of
 par vale to $.80                  367,355           293,804                -               -

Retained deficit prior to
 reorganization charged to
 additional paid in capital              -                 -                -               -

Net income reported by
 predecessor for the year
 ended September 30, 1998                -                 -                -               -

Issuance of common stock for
 the cancellation of
 indebtedness pursuant to
 plan of reorganization             30,970            24,632                -               -
                                 ---------         ---------          -------         -------
  Subtotal                         398,045           318,436                -               -

Change of par value from $.80
 to $.08                                 -          (286,592)               -               -

Retroactive effect of
 recapitalization on
 January 4, 1999 including
 the elimination of
 prior retained deficit          4,000,000           320,000                -               -
                                 ---------         ---------          -------         -------

Balance as restated for
 recapitalization
 effective April 1, 1998         4,398,045         $ 351,844          $     -         $     -
                                 ---------         ---------          -------         -------
                                 ---------         ---------          -------         -------



The accompanying notes are an integral part of these consolidated financial statements.

                               eCONTENT, INC.
                 (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                       (A DEVELOPMENT STAGE COMPANY)
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
                FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 1999


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

                               eCONTENT, INC.
                 (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                       (A DEVELOPMENT STAGE COMPANY)
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
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

                               eCONTENT, INC.
                 (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                       (A DEVELOPMENT STAGE COMPANY)
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
                FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 1999





                                                  Additional                                     Total
                                  Treasury          Paid In                                  Stockholders'
                                   Stock            Capital            (Deficit)                 Equity
                                   -----            -------            ---------                 ------

                                       -           (351,844)                   -                       -



                                       -            220,589                    -                 240,989




                                       -                227                    -                       -




                                       -                  -             (141,759)               (141,759)
                                 -------          ---------            ---------               ---------


                                       -           (131,028)            (141,759)                 99,230



                                       -            (15,000)                   -                  25,000



                                       -            776,028                    -                 849,028




                                       -            227,500                    -                 267,500



                                (182,600)           (16,000)                   -                (182,600)


                                       -          2,754,000                    -               3,026,000


                                       -             17,667                    -                  17,667


                                       -                  -           (3,942,234)             (3,942,234)
                                 -------          ---------            ---------               ---------

                               $(182,600)        $3,613,167          $(4,083,993)             $  159,591
                                 -------          ---------            ---------               ---------
                                 -------          ---------            ---------               ---------


The accompanying notes are an integral part of these consolidated financial statements.

                                 eCONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                From                              From
                                            April 1, 1998                     April 1, 1998
                                              (Date of        For the           (Date of
                                            inception) to    Year Ended       Inception) to
                                            September 30,   September 30,     September 30,
                                                1998             1999             1999
                                            ------------    -------------   ----------------
Cash flows from operating
  activities:
  Net Loss                                    (141,759)      (3,942,234)       (4,083,993)
  Adjustments to reconcile net
   loss to net cash used in
    operating activities:
    Depreciation and amortization                   --           16,905            16,905
    Interest expense                                --           17,500            17,500
    Loan Fees                                       --           25,000            25,000
    Stock based compensation                        --        3,043,667         3,043,667
Changes in assets and liabilities:
    Accounts payable and accrued expenses        5,287           74,078            79,365
      Deposits                                      --           (4,200)           (4,200)
                                            ------------    -------------   ----------------
      Net cash used in operating
        activities                            (136,472)        (769,284)          905,756
                                            ------------    -------------   ----------------

Cash flows from investing activities:
  Investment in organizational costs                --          (90,481)          (90,481)
  Investment in property and equipment              --          (22,184)          (22,184)
  Advance on production rights                      --         (375,000)         (375,000)
                                            ------------    -------------   ----------------
      Net cash used in investing
        activities                                  --         (487,665)         (487,665)
                                            ------------    -------------   ----------------

Cash flows from financing activities:
  Net proceeds from issuance of common         255,000          835,017         1,090,017
    stock
  Proceeds from loans                           48,713          250,000           298,713
  Advances from officers'                           --           38,954            38,954
  Advance from stockholder                          --           15,000            15,000
  Repayment of loans                                --          (48,713)          (48,713)
                                            ------------    -------------   ----------------
     Net cash provided by financing
       activities                              303,713        1,090,258         1,393,971

Net increase (decrease)in cash and cash
  equivalents                                       --         (166,691)              550
Cash and cash equivalents, Beginning
  of Period                                         --          167,241                --
                                            ------------    -------------   ----------------
Cash and cash equivalents, End of
  Period                                    $  167,241      $       550     $         550
                                            ============    =============   ================


The accompanying notes are an integral part of these consolidated financial statements.

                                 eCONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - LOSSES DURING THE DEVELOPMENT STAGE

         The Company has recorded losses since inception, on April 1, 1998, totalling $4,083,993. The Company has a working capital deficit of $315,369 and has not recorded operating revenues to date.

         Management plans to raise additional capital, primarily through the issuance of common stock, until successful operations are obtained and the Company is no longer in the development stage.

         In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to underwrite the Company's development stage through completion will provide the necessary financial requirements which in turn will provide the opportunity for the Company to continue as a going concern.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND NATURE OF BUSINESS

         eContent, Inc. (formerly Media Vision Productions, Inc.) (the "Company") was originally incorporated under the laws of the State of Delaware on December 3, 1986 as Flair Communications, Inc. After the completion of its public offering in August of 1987 as Flair Communications, the Company went through management and operational changes and on October 1, 1993 underwent a quasi-reorganization. On September 26, 1994, the Company acquired all of the issued and outstanding shares of Tier Environmental Services, Inc. ("Tier of Florida"), a Florida corporation. On September 29, 1994 the Company changed its name to Tier
         Environmental Services, Inc.

         On September 27, 1995, the Company entered into a merger and acquisition plan to acquire all the shares and assets of Plant Technical Services, Inc. ("PTS"), an engineering and technical services firm consulting to the power industry, located in Texas.

         In February 1996, the Company changed its name to Gulfstar Industries, Inc.

         On January 4, 1999 the Company acquired all of the issued and outstanding shares of Media Visions Properties, Inc. and changed its name to Media Vision Productions, Inc.

         On October 1, 1999 the Company changed its name to eContent, Inc.

         The primary business of eContent is to design, develop and market television programming, internet content and to exploit related merchandising opportunities. The present activities of the Company are focused on the closing of the scheduled acquisition of Media Productions International, Inc. and to commence operations.

                                 eCONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         REORGANIZATION AND SUBSEQUENT RECAPITALIZATION

         In July 1997, the Company filed a petition under Chapter 11 of the Bankruptcy laws. The Company's petition was confirmed by the Bankruptcy Court on September 2, 1998 and became effective on January 4, 1999. The Plan of Reorganization and confirmation of the same included the acceptance of the agreement and merger plan between eContent Inc. (formerly Media Visions Productions, Inc.) (the
         Company) and Media Vision Properties, Inc., whereby holders of existing voting shares immediately before the confirmation retain less than 50% of the voting shares of the surviving entity and the post petition liabilities allowed and claims exceed the carrying value of assets. On January 4, 1999, pursuant to the plan of reorganization and plan of merger the company changed its name to Media Vision Productions, Inc. On October 1, 1999, the Company changed its name to eContent, Inc.

         For accounting purposes the acquisition has been treated as an acquisition of eContent, Inc. (formerly Media Vision Productions, Inc.) by Media Vision Properties, Inc. and therefore a recapitalization of Media Vision Properties, Inc. The historical financial statements prior to January 4, 1999 are those of Media Vision Properties, which was incorporated on June 17, 1997 but did not issue stock, have assets, or commence operations until April 1, 1998. Additionally, proforma information is not presented since the transaction is treated as a recapitalization.

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated balance sheet as of September 30, 1999 includes the accounts of the Company and its wholly owned subsidiary, Media Vision Properties Inc., which commenced operations on April 1, 1998.

         All significant intercompany accounts and transactions have been eliminated.

         RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION

         Due to the recapitalization, historical stockholders' equity of the acquirer (Media Vision Properties, Inc.) prior to the merger is retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer's and acquirer's stock with an offset to paid-in capital. Retained deficit of the acquirer has been carried forward after the acquisition.

         Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 financial statement presentation.

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

                                 eCONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         LONG-LIVED ASSETS

         The Company accounts for long-lived assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of," which states that whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and long-lived assets and certain identifiable intangibles are to be disposed of, they should be reported at the lower of carrying amount or fair value less cost to sell. The Company does not believe that any such changes in circumstances have occurred.

         FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company to estimate fair values of financial instruments as discussed herein:

         CASH AND CASH EQUIVALENTS: The carrying amount approximates fair value because of the short period to maturity.

         ACCOUNTS PAYABLE AND ACCRUED EXPENSES: The carrying value of the accounts payable and accrued expenses approximate their fair value.

         INCOME TAXES

         The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. Because of the uncertainty regarding the Company's future profitability, the future tax benefits of its losses have been fully reserved for. Therefore, no benefit for the net operating loss has been recorded in the accompanying consolidated financial statements.

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

                                 eCONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         LOSS PER COMMON SHARE, BASIC AND DILUTED

         The Company accounts for net loss per common share in accordance with the provisions of Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share"("EPS"). SFAS No. 128 reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their effect is antidilutive. The 1998 earnings per share were restated to reflect the 1 for 25 split pursuant to the plan of re-organization, and the 4,000,000 shares issued in the merger accounted for as a reorganization were treated as outstanding effective from the date of inception.

         SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS


                                  For the Years Ended
                                    September, 1998
                                   1998        1999
                                  ------      ------
      Interest Paid                $ 0        $ 0
                                  ------      -----
                                  ------      -----

      Income Taxes Paid            $ 0        $ 0
                                  ------      -----
                                  ------      -----


         SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:


                                                         For the Years Ended
                                                             September 30,
                                                          1998           1999
                                                       ----------     ----------
      Issuance of 500,000 shares of common shares
        for loan fees                                    $ 0          $ 25,000
                                                         ----         ---------
                                                         ----         ---------
      Cancellation of $250,000 loan principal and
        accrued interest of $17,500 for issuance of
        500,000 shares of common stock                   $ 0          $267,500
                                                         ----         ---------
                                                         ----         ---------

                                 eCONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         ORGANIZATIONAL COSTS

         Costs incurred by the Company and liabilities assumed in the acquisition of eContent, Inc. accounted for as a recapitalization of Media Vision Properties, Inc. have been capitalized at historical cost. Amortization is computed using the straight line method over the estimated life of 60 months.

         Amortization expense was $0 and $13,572 for the period from April 1, 1998 through September 30, 1999 and the year ended September 30, 1999, respectively.

         STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value-based method, as defined, had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123. Compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

         The Company accounts for nonemployee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more readily determinable.

         ADVANCE PRODUCTION RIGHTS

         Advance Production Rights are carried at the lower of unamortized cost or net realizable value.

                                 eCONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - STOCKHOLDERS' EQUITY

         COMMON STOCK

         The Company has authorized 50,000,000 shares of common stock with a par value of $.08.

         As of October 1, 1997 the Company's predecessor had 9,181,365 shares of common stock outstanding, after the exchange of 75,000 preferred shares to common shares pursuant to the Plan of Reorganization.

         The Company recorded a reverse split in bankruptcy of one new share of common stock for each 25 prior shares.

         Also pursuant to the plan of reorganization the Company issued 30,970 shares to creditors.

         On January 4, 1999, and effective to April 1, 1998 due to the recapitalization, the Company issued 4,000,000 shares of its common stock in connection with the reverse acquisition of Media Vision Productions Inc.

         Through September 30, 1998, the Company issued 255,000 shares of its common stock for $1.00 per share in private placements, which net of offering costs of $14,011, generated net proceeds to the Company of $240,989.

         In February 1999 the Company issued 500,000 shares in connection with a loan and recorded loan fees of $25,000.

         Through March 1999, the Company issued 742,500 shares of its common stock for $1.00 per share in private placements, which net of offering costs of $62,472, generated net proceeds to the Company of $680,028.

         In May and June 1999, the Company issued 170,000 shares of its Common Stock for $1.00 in private transactions, generating net proceeds to the Company of $170,000.

         In October 1999 the Company agreed to issue 500,000 shares of stock in consideration for cancellation of the loan and accrued interest, discussed in note 8, totalling $267,500. These shares are treated as outstanding as of September 30, 1999 pursuant to SFAS 128.

         On September 24, 1999 the Company granted 3,400,000 shares to officers and directors in connection with their employment agreements.

                                 eCONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         RESERVED SHARES AND TREASURY STOCK

         In connection with the plan of reorganization, the company objected to the claim of the prior shareholder of the predecessor subsidiary, and as discussed in Note 6, the disallowed claim would have to be overturned, which the company has been advised by counsel is unlikely. Had the claim been allowed, this shareholder could be awarded up to 58,833 of "new" shares pursuant to the plan of reorganization.
         On November 3, 1999, the Company placed 200,000 shares in escrow in connection with an offer to settle the dispute with the prior shareholder of the predecessor corporation. These shares were valued at the settlement value of $182,600 and recorded as treasury stock. These shares are treated as outstanding as of September 30, 1999 pursuant to SFAS 128 and a like amount was recorded as accrue settlement in current liabilities.

         STOCK OPTIONS

         In connection with the employment agreements discussed in note 6, the Company issued stock options to the officers which vest over the three years covered in the agreement and generally expire in five years.

         A summary of the stock option activity for the year ended September 1999, all of which were nonqualified stock options, is set forth below:

                                                                              Weighted
                                                            Number of         Average
                                                             Options       Exercise Price
                                                          -------------    --------------
              Granted                                         400,000      $        .625
              Exercised
              Canceled                                             --                 --
                                                          -------------    --------------
         Outstanding at June 30, 1999                         400,000      $        .625
                                                          =============    ==============
         Exercisable at September 30, 1999                     66,667      $        .625
                                                          =============    ==============

         The weighted average fair value of options granted in 1999 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 90%, risk-free interest rate ranging from 4.85 to 6.18 and expected option life of 3 years.

         The per share weighted-average fair value of stock options granted during 1999 was $2.18. The per share weighted average remaining life of the options outstanding at September 30, 1999 is 2.5 years.

                                 eCONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value. Had compensation expense for stock options granted under the Plan been determined based on fair value at the grant dates, the Company's net loss for 1999 would have been increased to the pro forma amounts shown below.

                                                           September 30,
                                                                1999
                                                          ---------------
          Net loss:
              As reported                                $      3,942,234
              Pro forma                                  $      4,069,899

         For the year ended September 30, 1999, the Company recorded noncash charges totaling $17,666, in connection with the grant of 400,000 options to employees. Such charges are the result of the differences between the quoted market value of the Company's common stock on the date of grant and the exercise price for options issued to employees.

         WARRANTS

         In connection with the Plan of Reorganization effective January 4, 1999, approximately 367,355 shares issued entitled each holder to a warrant to purchase stock, effective from July 4, 1999 through July 4, 2000. The exercise price is equal to 75% of the trading price on the date exercised.

         PREFERRED STOCK

         The certificate of incorporation of the Company authorizes its board of directors to issue for value 1,000,000 shares of preferred stock, $10 par value. Preferred stock may be issued in series with such designations, relative rights, preferences and limitations as may be fixed from time to time by the board of directors of the Company. In connection with the predecessor's acquisition of PTS, the Company issued 75,000 shares were converted into common stock on a one to one basis pursuant to the plan of reorganization. As of September 30, 1999 the Company had no preferred stock outstanding.

                                 eCONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - TRANSACTIONS WITH RELATED PARTIES

         During the fiscal year ended September 30, 1999 two officers of the Company advanced $38,954 of working capital to the Company with no specific repayment terms and no interest. These advances are expected to be repaid from the proceeds of pending private placements.

         In September 1999, a shareholder advanced the company $15,000 with interest at 7% per annum and principal due on demand. No interest expense was recorded for the fiscal year ended September 30, 1999 and to date no demand has been made for repayment.

NOTE 5 - LEASES

         The Company had leased certain of its office facilities and office equipment under operating leases. As a result of the plan of reorganization, no obligations for leases remained as of September 30, 1998. On January 5, 1999 the Company entered into an operating lease for the present office premises for a period of three years commencing on February 1, 1999 through January 31, 2002. The lease calls for basic rent and certain occupancy costs and the remaining minimum payments under the lease at September 30, 1999 are as follows:

         Through fiscal year ending:

              September 30, 2000            $ 43,680
              September 30, 2001              46,301
              September 30, 2002              15,701
                                            --------
            Total                           $105,682
                                            --------
                                            --------
                                 eCONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - COMMITMENTS AND CONTINGENCIES

         The Company's predecessor's subsidiaries were involved in various litigation in connection with their prior operations which were eliminated by the reorganization under bankruptcy.

         In connection with the predecessor's acquisition and operation of its former operating subsidiary PTS, the Company had terminated and commenced an action against the former president of the PTS subsidiary. In turn, the former president had commenced an action for wrongful termination against the Company. These actions were dismissed in the bankruptcy proceedings and the former president has appealed this decision. The Company has placed 200,000 shares in escrow and recorded the shares as treasury stock pending the acceptance or lack thereof of the offer. The offer value was based upon 58,833 shares reserved at the time of the plan of reorganization at $.105 and 141,167 shares valued at $1.25, the market price on the date the shares were put in escrow. The Company will record a charge to additional paid in capital if the offer is accepted.

         On September 24, 1999 the Company entered into employment agreements with its president and two executive officers. The general terms of the agreements provide for the three officers to receive annual salaries totalling $515,000 for fiscal 2000, $566,500 for fiscal 2001 and $623,150 for fiscal 2002. Additionally, the agreements provide for stock options and grants of shares enumerated in note 4.

         On July 31, 1999, the Company entered into an agreement to acquire up 100% of the issued and outstanding shares of ICLAB, Inc., a privately held New Jersey corporation, subject to due diligence, for 1,000,000 shares of the Company's stock and a working capital infusion of $500,000. The parties have extended this agreement to January 31, 2000.

                                 eCONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

         No provision has been made for corporate income taxes due to cumulative losses incurred. The Company has available unrealized tax benefits of approximately $2,081,140 in the form of net operating loss ("NOL") carryforwards of approximately $6,121,000 for federal income tax purposes to reduce future taxable income. If not utilized, the federal NOL's expire at various dates through 2014. Certain changes in stock ownership can result in a limitation in the amount of net operating loss and tax credit carryovers that can be utilized each year, including the merger and plan of acquisition dated January 4, 1999.

         The Company has recognized these tax benefits as a deferred tax asset subject to a 100% valuation allowance since it is uncertain whether or not these tax benefits will be realized.

NOTE 8 - PROPERTY AND EQUIPMENT

         Property and equipment, at cost, at September 30, 1999 is as follows:

         Office equipment                                                $ 22,184
                                                                         --------

         Less- Accumulated depreciation                                    (3,333)
                                                                         --------
                                                                         $ 18,851
                                                                         ========

         Depreciation expense for the period from April 1, 1998 (date of inception) through September 30, 1998 and the year ended September 30, 1999 was $0 and $3,333, respectively.

NOTE 9 - NOTES PAYABLE

         The Company borrowed $250,000 with notes bearing interest at 1% per month, or 12% per annum, in February, 1999. In connection with these notes, the Company issued 500,000 shares of its common stock to the makers, valued at $25,000, when the Company's shares were not trading.

         Subsequent to September 30, 1999 the Company and the makers agreed to convert these notes, together with accrued interest of $17,500, totaling $267,500, to 500,000 shares of common stock. The shares have been reflected as outstanding as of September 30, 1999 pursuant to SFAS 128.

                                 eCONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - SUBSEQUENT EVENTS

         On October 5, 1999, the Company entered into a licensing agreement with an individual and Spartan Sporting Goods and Fashions, Inc. ("Spartan") a privately held New York Corporation for the exclusive master license of certain logos, trademarks and copyrights. The agreement provides that the Company pay 30% of all royalty income received from the producers under this agreement to the Licensor, or "Spartan". Additionally, the agreement provides for minimum annual non-refundable license fees for up to nine years as follows:

                 Calendar Year            Amount
                 -------------            ------
                     2000                 $25,000
                     2001                 $25,000
                     2002                 $25,000
                     2003                 $30,000
                     2004                 $36,000
                     2005                 $43,200
                     2006                 $51,850
                     2007                 $62,200
                     2008                 $74,650

         On December 12, 1999 the Company agreed to acquire up to 100% of the issued and outstanding shares of Media Productions International, Inc., ("MPI") a privately held New York Corporation which primarily operates as a television production company. The terms provide the Company will pay $1,150,000 by January 31, 2000, $2,800,000 by
         June 1, 2000 and the issuance of 1,135,000 shares of the Company's Common Stock. Additionally, the Company is to provide up to $550,000 working capital and agreed to enter into an employment agreement with MPI's president.

         On January 13, 2000 the Company agreed to assign certain licenses and sublicenses, to Littlefield, Adams & Company in addition to assist them in certain marketing efforts. The Company also agreed to, on a best efforts basis, assist Littlefield, Adams & Company "FUNW", a publicly traded company, in the raising of equity capital. In consideration for the above the Company will receive 42% of the fully diluted outstanding shares of "FUNW".

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         NONE.

                                    PART III

Item 9.           DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

Our present executive officers and directors are:


NAME                        AGE         POSITION HELD
----                        ---         -------------
John P. Sgarlat            49           Chairman of the Board of
                                        Directors and Chief Executive
                                        Officer

William H. Campbell        54           Executive Vice President, CFO, - Corporate
                                        Secretary and Director

Gary A. Goodell            49           Executive Vice President, COO, -
                                        Marketing and Director

John B.A. Haggin, Jr.      43           Executive Vice President -
                                        Development and Director


         John P. Sgarlat has served as our Chairman of the Board of Directors and Executive Officer since January 4, 1999. Mr. Sgarlat has extensive experience in the Investment Banking, Direct Response Marketing and Media Industries. Mr. Sgarlat graduated from Villanova University, Magna Cum Laude, with a Bachelor of Arts degree in Philosophy. He also completed a three-year program in the Securities Industry Association Division of the University of Pennsylvania - Wharton School of Finance.

         William H. Campbell has served as our Executive Vice President - Corporate Affairs since January 4, 1999. He has 15 years experience in investor and corporate relations. Through the years Mr. Campbell established contacts with the financial press, radio, television and print which included television interviews with CNN, FNN and many local stations. He has also been interviewed and quoted in many major business and financial publications.

         Gary Goodell has served as our Executive Vice President - Marketing since January 4, 1999. Mr. Goodell has 25 years experience in radio, TV and recording industry. Prior to joining the Company, since 1994 he was contracted with a major market television station to produce and syndicate programming to over 300 stations. He has owned and operated radio stations. In the record industry he has marketed and promoted top acts for CBS, Warner Brothers, EMI, RCA and Capital. Goodell's established contacts are invaluable within the entertainment industry.

         John B.A. Haggin, Jr. has served as our Executive Vice President - Development since January 4, 1999.

Item 10.          EXECUTIVE COMPENSATION.


                                                                   Securities
                                                                   and property
                                                   Salaries,        insurance
                                                     fees,         benefits or
                                                   director's       repayment
Name of individual                                   fees,             of
or number of                  Capacities in        commission       personal
persons in group               which served        and bonuses      benefits
----------------               ------------        -----------      ---------------

John P. Sgarlat(1)             Chairman, CEO        $ 75,000          3,000,000 shares

William H. Campbell(1)         Exec. VP               55,000            200,000 shares

Gary A. Goodell(1)             Exec. VP               69,000            200,000 shares

John Haggin(1)                 Exec. VP               24,693             -
                                                    ---------        ----------
                                                    $223,693          3,400,000 shares
                                                    ---------        ----------
                                                    ---------        ----------
(1) Denotes Director.

         On September 24, 1999 the Company entered into employment agreements with Messrs. Sgarlet, Campbell and Goodell. The general terms of the agreements provide for the officers to receive annual salaries of $240,000, $150,000 and $125,000, respectively and annual increases of 10% in future years. After the initial three year term, the agreements provide for one year annual renewals at a 10% increase. The agreements also provide for options to purchase an aggregate of 133,333 shares per year for the first 3 years at $.625.

Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         MANAGEMENT

         The following table sets forth the number of Common Shares of the Company owned by record, or to the knowledge of the Company, beneficially, by each Officer or Director of the Company and by each person owning five percent or more of the Company's outstanding shares, as of September 30, 1999.


                                      Amount and Nature of      Percentage of
Name and Address                      Beneficial Ownership       Class Owned
----------------                      --------------------       -----------

John Sgarlat                              3,000,000                 29.5

William Campbell                          1,000,000                  9.8

Gary Goodell                                620,000                  6.1

John B. Haggin                              300,000                  3.0


         All officers and directors as a group own 4,920,000 or 48.4% of the outstanding shares of the Company.

Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the fiscal year ended September 30, 1999 two officers of the Company advanced $38,954 of working capital to the Company with no specific repayment terms and no interest. These advances are expected to be repaid from the proceeds of pending private placements.

         In September 1999, a shareholder advanced the company $15,000 with interest at 7% per annum and principal due on demand. No interest expense was recorded for the fiscal year ended September 30, 1999 and to date no demand has been made for repayment.

         In connection with the predecessor's acquisition and operation of its former operating subsidiary PTS, the Company had terminated and commenced an action against the former president of the PTS subsidiary. In turn, the former president had commenced an action for wrongful termination against the Company. These actions were dismissed in the bankruptcy proceedings and the former president has appealed this decision. The Company has placed 200,000 shares in escrow and recorded the shares as treasury stock pending the acceptance or lack thereof of the offer. The offer value was based upon 58,833 shares reserved at the time of the plan of reorganization at $.105 and 141,167 shares valued at $1.25, the market price on the date the shares were put in escrow. The Company will record a charge to additional paid in capital if the offer is accepted.

         Gary Goodell was issued no additional consideration for his assignment of the rights to an agreement with Independence Public Media to the Company.

                                     PART IV

Item 13.          EXHIBITS.

         (a)(1) The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.


Exhibit Number
Reference                  Description
---------                  -----------
(2a)               2nd Amended Plan of Reorganization

(2b)               Agreement and Plan of Merger between Media Vision Production, Inc and Media Vision Properties, Inc.

(3a)*              Articles of Incorporation, as amended

(3b)*              By-laws, as amended

(4)*               Specimen of Common Stock certificate

                   (a)

(10)*              Employment Agreement with:
(10.1)**

                   (a) John P. Sgarlat

                   (b) William Campbell

                   (c) Gary Goodell

10.2               (a) Assignment of Rocky Mountain Music Marketing Contract

10.3               (b) Contract with Independence Public Media***

10.4               (c) Licensing Agreement Spartan Sporting Goods.


* The above items were previously filed and are hereby incorporated by reference.

**    Enclosed Herewith

***   Confidential Treatment requested for portions of this exhibit.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  eContent, Inc.
                                  (formerly Media Vision Productions, Inc.),
                                  (formerly Gulfstar Industries, Inc.)
                                  -----------------------------------------

Dated: January 26, 2000
                                  By: /s/ John P. Sgarlat
                                  -------------------------------------
                                  John P. Sgarlat, Chairman, CEO



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                   By: /s/ John P. Sgarlat                  January 26, 2000
                   -------------------------------
                   John P. Sgarlat, Chairman, CEO



                   By: /s/ William H. Campbell              January 26, 2000
                   -------------------------------
                   William H. Campbell, CFO



                   By: /s/ Gary A. Goodell                  January 26, 2000
                   -------------------------------
                   Gary A. Goodell, COO