Form 10QSB
period 1999-12-31
ECONTENT INC
filed 2000-02-11
CIK 820789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended December 31, 1999         Commission File No. 133-16736


eContent, Inc. (formerly Media Vision Productions, Inc.
-------------------------------------------------------
 (formerly Gulfstar Industries, Inc.)
-------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                 23-2442288
-------------------------------------          -------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)

105 S. Narcissos Ave. #701, West Palm Beach, FL              33401
------------------------------------------------      -----------------
 (Address of principal executive offices)                 (Zip Code)


Issuer's telephone number, (561)   835    -   0094
                            ---  --------   ------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

      Yes:   X                No:
            ---

Transitional Small Business Disclosure Format:

      Yes:   X                No:
            ---

The number of shares outstanding of each of the registrant's classes of common stock as of December 31, 1999 is 10,472,709 shares all of one class of $.08 par value common stock and no shares of convertible preferred stock with a $10.00 par value.

                                eCONTENT, INC.
                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                     (FORMERLY GULFSTAR INDUSTRIES, INC.)



                                      INDEX

                                                                           PAGE

PART I      FINANCIAL INFORMATION

            Consolidated Balance Sheet - December 31, 1999                  1

            Consolidated Statements of Operations - Three
              Months Ended December 31, 1999                                2

            Consolidated Statement of Cash Flows - Three Months
              Ended December 31, 1999                                       3

            Notes to the Consolidated Financial Statements                4-7

            Management's Discussion and Analysis of financial
              conditions and results of operations                       8-14


PART II     OTHER INFORMATION

            Item 1.     Legal Proceedings                                  15

            Item 2.     Changes in Securities                              15

            Item 3.     Defaults Upon Senior Securities                    15

            Item 4.     Submission of Matters to a Vote of                 15
                          Security Holders

            Item 5.     Other Information                                  15

            Item 6.     Exhibits on Reports on Form 8-K                    15

Signature Page                                                             16
                                 eCONTENT, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999
                                   (Unaudited)

      Assets

Current Assets
  Cash                                                          $     1,148
                                                                  ---------

      Total Current Assets                                            1,148
                                                                  ---------

Advance on production rights                                        375,000
                                                                  ---------

Property and equipment, net of $4,442 accumulated
  depreciation                                                       17,742
                                                                  ---------

Other Assets
  Organization costs, net of accumulated amortization
   of $18,096                                                        72,385
  Deposits                                                            4,200
                                                                  ---------

      Total Other Assets                                             76,585
                                                                  ---------

      Total Assets                                               $  470,475
                                                                  =========

      Liabilities and Stockholders' Deficit

Current Liabilities
  Accounts payable and accrued expenses                          $  240,170
  Accrued settlement                                                182,600
  Due to officers'                                                  147,209
  Due to stockholder                                                 15,000
                                                                  ---------

      Total Current Liabilities                                     584,979

Stockholders' Deficit
  Common stock, par value $.08 per share; authorized
    50,000,000 shares, 10,472,709 issued and outstanding            837,817
  Convertible preferred stock, authorized 1,000,000
    shares, par value $10.00; no shares issued
    and outstanding                                                       -
  Additional paid in capital                                      4,317,430
  Deficit accumulated during development stage                   (5,087,151)
  Treasury stock, 200,000 shares at settlement value               (182,600)
                                                                  ---------

      Total Stockholders' Deficit                                  (114,504)
                                                                  ---------

      Total Liabilities and Stockholders' Deficit                $  470,475
                                                                  =========

See notes to the consolidated financial statements.

                                 eCONTENT, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                  (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                   From
                                                                  April 1,
                                                                    1998
                                                                  (Date of
                                                 For the         Inception)
                                             Three Months Ended      to
                                               December 31,      December 31,
                                            1998        1999         1999
                                          --------    --------     ------

Total Revenues                           $      --  $        -- $        --
                                           -------    ---------   ---------

Costs and Expenses
  Research and development                       -        4,524      48,411
  Syndication and production costs          45,000      368,750     452,250
  General and administrative               194,731      259,658   1,127,636
  Depreciation and amortization              3,393        5,633      22,538
  Stock based compensation                       -      360,313   3,403,980
                                           -------    ---------   ---------

      Total Costs and Expenses             243,124      998,878   5,054,815
                                           -------    ---------   ---------

      Net Loss From Operations             243,124      998,878   5,054,815

Other Income (Expense):
  Settlement expense                            --      (4,0000)    (14,556)
  Interest expense                              --         (280)    (17,780)
                                           -------    ---------   ---------

      Total Other Expense                       --       (4,280)    (32,336)
                                           -------    ---------  ----------

      Net Loss                           $(243,124) $(1,003,158)$(5,087,151)
                                           =======    =========   =========

Loss per common share, basic
  and diluted                               $(.048)      $(.097)
                                              ====         ====

Weighted average common shares
  outstanding, basic and diluted         5,021,459   10,334,557
                                         =========   ==========

See notes to the consolidated financial statements.

                                 eCONTENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                                      From
                                                                    April 1,
                                                                      1998
                                                                    (Date of
                                                 For the            Inception)
                                             Three Months Ended         to
                                               December 31,        December 31,
                                            1998        1999          1999
                                          --------    --------        ------
Operating Activities:
  Cash Flows From Operating
    Activities:                            $(242,124) $(1,003,158)  $(5,087,151)
    Net Loss
    Adjustments to reconcile net loss
      to net cash used in
      operating activities:
      Depreciation and amortization            3,898        5,633        22,538
      Interest expense via stock                  --           --        17,500
      Loan fees via stock                         --           --        25,000
      Non Cash Common Stock, Common
      Stock Option and Warrant Expense            --      729,063     3,772,730


    Changes in assets and liabilities:
      Accounts payable and accrued
        expenses                             103,120      160,805       240,170
      Deposits                                    --           --        (4,200)
                                           ---------     --------     ---------

       Net Cash Used In Operating
         Activities                         (136,106)    (107,657)   (1,013,413)

Cash Flows From Investing Activities:
  Investment in organizational costs         (90,481)          --       (90,481)
  Investment in property and equipment       (12,000)          --       (22,184)
  Advance on production rights                    --           --      (375,000)
                                           ---------     --------     ---------

      Net Cash Used In Investing            (102,481)          --      (487,665)
        Activities

Cash Flows From Financing Activities:
  Proceeds from the issuance of
    common stock                             480,028           --     1,090,017
  Proceeds on loans                               --           --       298,713
  Advances from officers'                         --      108,225       147,209
  Advance from stockholder                        --           --        15,000
  Repayment of loans                         (48,713)          --       (48,713)
                                           ---------     --------     ----------

      Net Cash Provided By
        Financing Activities                 431,315      108,255     1,502,666
                                           ---------     --------     ---------
Net increase (decrease) in cash and
  cash equivalents                           192,728          598         1,148
Cash and cash equivalents, beginning
  of period                                  167,241          550            --
                                           ---------     --------     ---------
Cash and cash equivalents, end of
  period                                   $ 359,969     $  1,148     $   1,148
                                           =========     ========     =========
See notes to the consolidated financial statements.

                                eCONTENT, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                  (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                     (FORMERLY GULFSTAR INDUSTRIES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A.    BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000.

      The Company accounts for net loss per common share in accordance with the provisions of Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("EPS"). SFAS No. 128 reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their effect is antidilutive. The 1998 earnings per share were restated to reflect the 1 for 25 split pursuant to the plan of re-organization, and the 4,000,000 shares issued in the merger accounted for as a reorganization were treated as outstanding effective from the date of inception.

      For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on form 10-KSB/A for the year ended September 30, 1999.

      SUPPLEMENTAL INFORMATION
                                           For the Three Months
                                                 Ended
                                               December 31,
                                             1998       1999
                                             ----       ----

          Interest Paid                      $ 0         $ 0
                                              ==          ==

          Income Taxes Paid                  $ 0         $ 0
                                              ==          ==
B.    REORGANIZATION AND SUBSEQUENT RECAPITALIZATION

      In July 1997, the Company filed a petition under Chapter 11 of the Bankruptcy laws. The Company's petition was confirmed by the Bankruptcy Court on September 2, 1998 and became effective on January 4, 1999. The Plan of Reorganization and confirmation of the same included the acceptance of the agreement and merger plan between eContent Inc. (formerly Media Vision Productions, Inc.) (the Company) and Media Vision Properties, Inc., whereby holders of existing voting shares immediately before the confirmation retain less that 50% of the voting shares of the
                                eCONTENT, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                  (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                     (FORMERLY GULFSTAR INDUSTRIES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      surviving entity and the post petition liabilities allowed and claims exceed the carrying value of assets. On January 4, 1999, pursuant to the plan of reorganization and plan of merger the Company changed its name to Media Vision Productions, Inc. On October 1, 1999, the Company changed its name to eContent, Inc.

C.    RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION

      For accounting purposes the acquisition has been treated as an acquisition of eContent, Inc. (formerly Media Vision Productions, Inc) by Media Vision Properties, Inc. and therefore a recapitalization of Media Vision Properties, Inc. The historical financial statements prior to January 4, 1999 are those of Media Vision Properties, which was incorporated on June 17, 1997 but did not issue stock, have assets, or commence operations until April 1, 1998. Additionally, proforma information is not presented since the transaction is treated as a recapitalization.

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated balance sheet as of December 31, 1999 includes the accounts of the Company and its wholly owned subsidiary, Media Vision Properties, Inc., which commenced operations on April 1, 1998.

      All significant intercompany accounts and transactions have been eliminated.

      Due to the recapitalization, historical stockholders' equity of the acquirer (Media Vision Properties, Inc.) prior to the merger is retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer's and acquirer's stock with an offset to paid-in-capital. Retained deficit of the acquirer has been carried forward after the acquisition.

      Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 financial statement presentation.

D.    RESEARCH AND DEVELOPMENT

      Research and development costs are charged to operations as incurred.

E.    COMMITMENTS AND CONTINGENCIES

      The Company's predecessor's subsidiaries were involved in various litigation in connection with their prior operations which were eliminated by the reorganization under bankruptcy.

      In connection with the predecessor's acquisition and operation of its former operating subsidiary PTS, the Company had terminated and commenced an action against the former president of the PTS subsidiary. In turn,
                                eCONTENT, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                  (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                     (FORMERLY GULFSTAR INDUSTRIES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      the former president had commenced an action for wrongful termination against the Company. These actions were dismissed in the bankruptcy proceedings and the former president has appealed this decision. The Company has placed 200,000 shares in escrow and recorded the shares as treasury stock pending the acceptance or lack thereof of the offer. The offer value was based upon 58,833 shares reserved at the time of the plan of reorganization at $.105 and 141,167 shares valued at $1.25, the market price on the date the shares were put in escrow. The Company will record a charge to additional paid in capital if the offer is accepted.

      On September 24, 1999 the Company entered into employment agreements with its president and two executive officers. The general terms of the agreements provide for the three officers to receive annual salaries totaling $515,000 for fiscal 2000, $566,500 for fiscal 2001 and $623,150 for fiscal 2002. Additionally, the agreements provide for stock options and grants of shares.

      On July 31, 1999, the Company entered into an agreement to acquire up to 100% of the issued and outstanding shares of Iclas, Inc., a privately held New Jersey corporation, subject to due diligence, for 1,000,000 shares of the Company's stock and a working capital infusion of $500,000. The parties have extended this agreement to January 31, 2000.

      On October 5, 1999, the Company entered into a licensing agreement with an individual and Spartan Sporting Goods and Fashions, Inc. ("Spartan") a privately held New York Corporation for the exclusive master license of certain logos, trademarks and copyrights. The agreement provides that the Company pay 30% of all royalty income received from the producers under this agreement to the Licensor, or "Spartan". Additionally, the agreement provides for a minimum annual non-refundable license fee for up to nine years as follows:

          Calendar Year                    Amount
          -------------                    ------
              2000                        $25,000
              2001                        $25,000
              2002                        $25,000
              2003                        $30,000
              2004                        $36,000
              2005                        $43,200
              2006                        $51,850
              2007                        $62,200
              2008                        $74,650
                                eCONTENT, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                  (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                     (FORMERLY GULFSTAR INDUSTRIES, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

F.    INCOME TAXES

      The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assetsand liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. Because of the uncertainty regarding the Company's future profitability, the future tax benefits of its losses has been fully reserved for. Therefore, no benefit for the net operating loss has been recorded in the accompanying consolidated financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying financial statements as well as information relating to the plans of the Company's current management.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 VS. THREE MONTHS ENDED DECEMBER 31, 1998

The Company has not yet recorded any revenue. The Company recorded a net loss of $1,003,158 for the three months ended December 31, 1999 as compared to a loss in the prior period ended December 31, 1998 of $ 243,124. This represents a loss per common share of $(.097) for the three months ended December 31, 1999 as compared to a loss per common share of $(.048) for the period ended December 31, 1998. Research and development expenses were $4,524 for fiscal 1999 compared to none in fiscal 1998 and syndication and production costs were $368,750 in the current period vs. $45,000 for the prior period. General and administrative expenses rose to $259,658 in fiscal 1999 from $194,731 for the same period in fiscal 1998. The increase in these costs primarily relate to the hiring of full time employees, market making expenses relating to investor relations and an increase in the Company's overall marketing efforts as the Company co-produced its initial Public Television Syndicated Program. Additionally, the Company recorded non-cash charges of $729,063 for stock options and stock grants, which represents $360,313 in stock awards to employees and consultants during the quarter ended December 31, 1999, and $368,750 for the value of options awarded the to the production company in which the Company has entered into an agreement to acquire, "MPI" , and its president.

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

On January 31, 2000 the Company agreed to acquire 42% of Littlefield, Adams & Company "FUNW", a publicly held Company on the OTC Bulletin Board, in exchange for the assignment of certain licenses, sublicenses and marketing efforts. The Company also agreed on a best-efforts basis to assist Littlefield & Adams in obtaining $1,000,000 of equity capital.

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

All costs associated with year 2000 compliance that have been incurred by the Company have been expensed and have not been capitalized. The overall cost to the Company of modifications and conversion for year 0200 compliance was not material. The Company believes it has no material year 2000 issues.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit at December 31, 1999 was $583,831.

Since the reorganization, the Company has funded its operations from the issuance of common stock and loans. The accountant's report on the financial statements included in the Company's Annual Report on Form 10KSB/A includes a going concern qualification based on the Company's lack of capital and losses since inception.

The Company plans to raise between $1,875,000 and $3,000,000 through the issuance of the Company's common stock during the quarter ending March 31, 2000 and an additional $5,000,000 to $10,000,000 during the quarter ending June 30, 2000 in private placement transactions with accredited investors that are intended to be exempt from registration pursuant to 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. Based upon the success of the private offerings, the Company expects to utilize a minimum of approximately $1,150,000 cash and 1,135,000 shares of common stock to close the scheduled merger and acquisition of Media Productions International, Inc. ("MPI") in the quarter ending March 31, 2000 and $2,800,000 to complete the "MPI" transaction in the quarter ending June 30, 2000.

Should the Company not complete the merger and acquisition of MPI, the strategic alliance and production schedules will continue.

The Company will utilize a minimum of $500,000 cash and up to 1,000,000 shares of common stock should it close the proposed acquisition of ICLAS, Inc.

The Company intends upon ;first acquiring MPI and will evaluate the potential closing of ICLAS, Inc. depending upon the Company's working capital.

INFLATION

The rate of inflation has had little impact on the Company's results of operations and is not expected to have a significant impact on continuing operations.

FORWARD LOOKING AND OTHER STATEMENTS

We have made statements in this document that are forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read these statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future results of operations or on our fiscal conditions, or (3) state other "forward-looking" information.

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

WE MAY NEED ADDITIONAL CAPITAL TO CONTINUE OUR BUSINESS IF WE DO NOT GENERATE ENOUGH REVENUE

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

OUR MANAGEMENT'S EXPERIENCE IN THE E-COMMERCE INDUSTRY IS LIMITED AND WE MAY FAIL TO HIRE, RETAIN AND INTEGRATE KEY PERSONNEL

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

      Because we have a limited operating history , our future revenues are difficult to forecast . A shortfall in revenues will damage our business and would likely affect the market price of our common stock. Our limited operating history and the new and rapidly evolving Internet market make it difficult to ascertain the effects of seasonality on our business. If seasonal and cyclical patterns emerge in Internet purchasing, our results of operations from quarter to quarter may vary greatly and may cause our business to suffer.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      eContent, Inc.'s predecessor had commenced an action against its former president of its MBT subsidiary. On May 16, 1996 we terminated the President of the former PTS subsidiary. The former president of the PTS subsidiary has commenced an action for wrongful termination and the Company has defended its position and has commenced a countersuit alleging misrepresentation in connection with the acquisition of PTS. The Company filed for reorganization under Chapter 11 of the bankruptcy laws, which has been approved by the court and which has been deemed effective on January 4, 1999. The above claims against the Company have been dismissed as a result of the reorganization. The former president of the PTS subsidiary has appealed this decision and the Company's counsel has advised them it is unlikely he will prevail on any or all of his claims.

Item 2.  Changes in Securities

        NONE

Item 3.  Defaults Upon Senior Securities

        NONE

Item 4.  Submission of Matters to a Vote of Security Holders

        NONE

Item 5.  Other Information

        NONE

Item 6.  Exhibits and Reports on Form 8-K

        NONE

                                   SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       eContent Inc.
                                       (Formerly Media Vision Productions,Inc.)
Dated: February 10, 2000
                                       By: /s/ John P. Sgarlat
                                       -----------------------------
                                       John P. Sgarlat, Chairman, CEO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                By: /s/ John P. Sgarlat                   February 10, 2000
                ------------------------------
                John P. Sgarlat, Chairman, CEO


                By: /s/ William H. Campbell               February 10, 2000
                ------------------------------
                William H. Campbell, CFO


                By: /s/ Gary A. Goodell                   February 10, 2000
                ------------------------------
                Gary A. Goodell, COO