Form 10QSB
period 2000-03-31
ECONTENT INC
filed 2000-05-15
CIK 820789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 1O-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended March 31, 2000              Commission File No. 133-16736


             eContent, Inc. (formerly Media Vision Productions, Inc.
                     (formerly Gulfstar, Industries, Inc.)
             (Exact name of registrant as specified in its charter)


         Delaware                                         23-2442288
State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                  Number


105 S. Narcissus Ave. #701, West Palm Beach, FL                33401
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

       Yes    |X|             No |_|


Transitional Small Business Disclosure Format:

       Yes    |X|             No |_|


The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2000 is 12,999,709 shares all of one class of $.08 par value common stock and no shares of convertible preferred stock with a $10.00 par value.

                                eCONTENT, INC.
                  (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                     (FORMERLY GULFSTAR INDUSTRIES, INC.)



                                      INDEX
                                      -----

                                                                            PAGE

PART I      FINANCIAL INFORMATION

            Consolidated Balance Sheet - March 31, 2000                        1

            Consolidated Statements of Operations - Three
             Months Ended March 31, 2000                                       2

            Consolidated Statements of Operations - Six
              Months Ended March 31, 2000                                      3

            Consolidated Statement of Cash Flows - Six Months
              Ended March 31, 2000                                             4

            Notes to the Consolidated Financial Statements                   5-8

            Management's Discussion and Analysis of financial
              conditions and results of operations                          9-12

PART II     OTHER INFORMATION

            Item 1. Legal Proceedings                                         13

            Item 2. Changes in Securities                                     13

            Item 3. Defaults Upon Senior Securities                           13

            Item 4. Submission of Matters to a Vote of                        13
                         Security Holders

            Item 5. Other Information                                         13

            Item 6. Exhibits on Reports on Form 8-K                           13

 Signature Page                                                               14
                                 eCONTENT, INC.
                           A DEVELOPMENT STAGE COMPANY
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                   (Unaudited)

       Assets

Current Assets
   Cash                                                             $    15,708
                                                                    -----------
       Total Current Assets                                              15,708
                                                                    -----------
Advance on production rights                                            375,000
                                                                    -----------
Property and equipment, net of $5,551 accumulated
   depreciation                                                          16,633
                                                                    -----------
Other Assets
  Organization costs, net of accumulated amortization
   of $22,620                                                            67,861
  Deposits                                                               14,200
  Deferred offering costs                                                 4,975
  Deposit on acquisition                                              4,150,000
                                                                    -----------
       Total Other Assets                                             4,237,026
                                                                    -----------
       Total Assets                                                   4,644,377
                                                                    ===========
       Liabilities and Stockholders' Deficit

Current Liabilities
   Accounts payable and accrued expenses                                459,042
   Accrued settlement                                                   182,600
   Due to officers'                                                      39,235
   Due to stockholder                                                    15,000
                                                                    -----------
       Total Current Liabilities                                        695,877

Stockholders' Deficit
   Common stock, par value $.08 per share; authorized
     50,000,000 shares, 12,999,709 issued and outstanding             1,039,977
   Convertible preferred stock, authorized 1,000,000
     shares, par value $10.00; no shares issued
     and outstanding                                                       --
   Additional paid in capital                                         9,548,519
   Deficit accumulated during development stage                      (6,457,396)
   Treasury stock, 200,000 shares at settlement value                  (182,600)
                                                                    -----------
       Total Stockholders' Deficit                                    3,948,500
                                                                    -----------
       Total Liabilities and Stockholders' Deficit                  $ 4,644,377
                                                                    ===========


See notes to the consolidated financial statements.                          1
                                 eCONTENT, INC.
                           A DEVELOPMENT STAGE COMPANY
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                        From
                                                                       April 1,
                                                                        1998
                                             For the                 (Date of
                                        Three Months Ended           Inception)
                                             March 31,                   to
                                     ---------------------------      March 31,
                                          1999           2000           2000
                                     ------------   ------------   ------------
Total Revenues                       $       --     $       --     $       --
                                     ------------   ------------   ------------
Costs and Expenses
   Research and development                38,888         12,294         60,705
   Syndication and production costs        38,500           --          452,250
   General and administrative             215,552        758,599      1,886,235
   Depreciation and amortization            4,433          3,415         25,953
   Stock based compensation                  --          595,937      3,999,917
                                     ------------   ------------   ------------
       Total Costs and Expenses           297,373      1,370,245      6,425,060
                                     ------------   ------------   ------------
       Net Loss From Operations          (297,373)     (1,37,245)    (6,425,060)
                                     ------------   ------------   ------------
Other Income (Expense)
   Settlement expense                        --             --          (14,556)
   Interest expense                          --             --          (17,780)
                                     ------------   ------------   ------------
       Total Other Expense                   --             --          (32,336)
                                     ------------   ------------   ------------
       Net Loss                      $   (297,373)  $ (1,370,245)  $ (6,457,396)
                                     ============   ============   ============
Loss per common share, basic
  and diluted                        $      (.057)  $      (.117)
                                     ============   ============
Weighted average common shares
   outstanding, basic and diluted       5,203,878     11,680,403
                                     ============   ============


See notes to the consolidated financial statements                           2
                                 eCONTENT, INC.
                           A DEVELOPMENT STAGE COMPANY
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                       From
                                                                      April 1,
                                                                       1998
                                                                     (Date of
                                               For the               Inception)
                                            Six Months Ended            to
                                               March 31,             March 31,
                                        1999            2000           2000
                                   ------------    ------------    ------------
Total Revenues                     $       --      $       --      $       --
                                   ------------    ------------    ------------
Costs and Expenses
   Research and development              38,888          16,818          60,705
   Syndication and production            83,500         368,750         452,250
   General and administrative           438,460       1,018,257       1,886,235
   Depreciation and amortization          6,695           9,048          25,953
   Stock based compensation                --           956,250       3,994,917
                                   ------------    ------------    ------------
       Total Costs and Expenses         567,543       2,369,123       6,425,060
                                   ------------    ------------    ------------
       Net Loss From Operations        (567,543)     (2,369,123)     (6,425,060)
                                   ------------    ------------    ------------
Other Income (Expense):
   Settlement expense                      --            (4,000)        (14,556)
   Interest expense                        --              (280)        (17,780)
                                   ------------    ------------    ------------
       Total Other Expense                 --            (4,280)        (32,336)
                                   ------------    ------------    ------------
       Net Loss                    $   (567,543)   $ (2,373,403)   $ (6,457,396)
                                   ------------    ------------    ------------
Loss per common share, basis
   and diluted                     $      (.109)   $      (.216)
                                   ------------    ------------
Weighted average common shares
   outstanding, basic and diluted     5,199,712      11,003,801
                                   ------------    ------------


See notes to the consolidated financial statements.                          3
                                 eCONTENT, INC.
                         A DEVELOPMENT STAGE COMPANY
                  (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                     (FORMERLY GULFSTAR INDUSTRIES, INC.)
                            STATEMENTS OF CASH FLOWS

                                                                                          From
                                                                                     April 1, 1998
                                                                                         (Date of
                                                                  For the               Inception)
                                                             Six Months Ended              to
                                                                  March 31,             March 31
                                                              1999          2000          1999
                                                           -----------   -----------   -----------
Operating Activities:
   Cash Flows From Operating Activities:
   Net Loss                                                $  (567,543)   (2,373,403)   (6,457,396)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation and amortization                             6,695         9,048        25,953
       Interest expense                                             --            --        17,500
       Loan fees                                                    --            --        25,000
       Non-cash Warrant, Stock based
       compensation and expenses paid by  stock                     --     1,685,313     4,728,980
     Changes in assets and liabilities:
      Accounts payable and accrued
         expenses                                               50,971       379,677       459,042
       Deferred offering costs                                      --        (4,975)       (4,975)
       Deposits                                                 (3,500)      (10,000)      (14,200)
                                                           -----------   -----------   -----------

       Net Cash Used In Operating
          Activities                                          (513,377)     (313,980)   (1,219,736)
                                                           -----------   -----------   -----------

Cash Flows From Investing Activities:
   Purchase of fixed assets                                    (21,714)           --       (22,184)
   Payment of reorganization expenses                          (86,131)           --       (90,481)
   Advance to potential affiliate                              (53,892)           --            --
   Advance on production rights                                     --            --      (375,000)
                                                           -----------   -----------   -----------

       Net Cash Used In Investing
         Activities                                           (161,737)           --      (487,665)
                                                           -----------   -----------   -----------

Cash Flows From Financing Activities:
   Proceeds from the issuance of
     common stock                                              823,907            --     1,090,017
   Proceeds of loans and advances                                   --            --       298,713
   Advances from officers'                                          --       329,138       368,092
   Advance from stockholder                                         --                      15,000
   Repayment of advances on expenses                           (48,713)           --       (48,713)
                                                           -----------   -----------   -----------

       Net Cash Provided By
         Financing Activities                                  775,194       329,138     1,723,105
                                                           -----------   -----------   -----------

Net increase (decrease) in cash and
 cash equivalent                                               110,080        15,158        15,708
Cash and cash equivalents, beginning
  of period                                                         --           550            --
                                                           ===========   ===========   ===========
Cash and cash equivalents, end of
   period                                                  $   100,080   $    15,708   $    15,708
                                                           ===========   ===========   ===========

See notes to the consolidated financial statements.                         4
                                eCONTENT, Inc.
                  (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                     (FORMERLY GULFSTAR INDUSTRIES, INC.)

A. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form l0-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000.

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

For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on form l0-KSB for the year ended September 30, 1999.

SUPPLEMENTAL INFORMATION

                                           For the Six Months
                                                 Ended
                                                March 31,
                                             1999       2000
                                             ----       ----
           Interest Paid                     $  0       $  0
                                             ====       ====
           Income Taxes Paid                 $  0       $  0
                                             ====       ====

B. REORGANIZATION AND SUBSEQUENT RECAPITALIZATION

In July 1997, the Company filed a petition under Chapter 11 of the Bankruptcy laws. The Company's petition was confirmed by the Bankruptcy Court on September 2, 1998 and became effective on January 4, 1999. The Plan of Reorganization and confirmation of the same included the acceptance of the agreement and merger plan between eContent Inc. (formerly Media Vision Productions, Inc.) (the Company) and Media Vision Properties, Inc., whereby holders of existing voting shares immediately before the confirmation retain less that 50% of the voting shares of the surviving entity and the post petition liabilities allowed and claims exceed the carrying value of assets. On January 4, 1999, pursuant to the plan of reorganization and plan of merger the Company changed its name to Media Vision Productions, Inc. On October 1, 1999, the Company changed its name to eContent, Inc.

                                eCONTENT, Inc.
                  (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                     (FORMERLY GULFSTAR INDUSTRIES, INC.)

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

Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 financial statement presentation.

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

                                eCONTENT, Inc.
                  (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                     (FORMERLY GULFSTAR INDUSTRIES, INC.)

E. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

          Calendar Year                    Amount
          -------------                   --------
               2000                       $25,000
               2001                       $25,000
               2002                       $25,000
               2003                       $30,000
               2004                       $36,000
               2005                       $43,200
               2006                       $51,850
               2007                       $62,200
               2008                       $74,650

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

On January 13, 2000 the Company agreed to assign certain licenses and sublicenses, to Littlefield, Adams & Company in addition to assist them in certain marketing efforts. The Company also agreed to, on a best efforts basis, assist Littlefield, Adam., & Company "FUNW", a publicly traded company, in the raising of equity capital. In consideration for the above the Company will receive 42% of the fully diluted outstanding shares of "FUNW".

                                eCONTENT, Inc.
                  (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                     (FORMERLY GULFSTAR INDUSTRIES, INC.)

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2000 VS. SIX MONTHS ENDED MARCH 31, 1999

The Company has not yet recorded any revenue. The Company recorded a net loss of $2,369,403 for the six months ended March 31, 2000 as compared to a loss in the prior period ended March 31, 1999 of $ 567,543. This represents a loss per common share of $(.216) for the six months ended March 31, 2000 as compared to a loss per common share of $(.109) for the period ended March 31, 1999. Research and development expenses were $16,818 for the six months ended March 31, 2000 compared to $38,888 in the period ending March 31, 1999, and syndication and production costs were $368,750 in the current period vs. $83,500 for the prior period. General and administrative expenses were $1,018,257 in fiscal 2000 vs. $438,460 for the same period in fiscal 1999. Additionally, the Company recorded non-cash charges of $1,325,000 for stock options and stock grants, which represents $956,250 in stock awards to employees and consultants during the quarter ended March 31, 2000, and $368,750 for the value of options awarded the to the production company in which the Company has entered into an agreement to acquire, "MPI" , and its president, issued in the quarter ended December, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit at March 31, 2000 was $680,169.

Since the reorganization, the Company has funded its operations from the issuance of common stock and loans. The accountant's report on the fiscal September 30, 1999 financial statements includes a going concern qualification based on the Company's lack of capital and losses since inception.

The Company had planned to raise between $1,875,000 and $3,000,000 through the issuance of the Company's common stock during the quarter ending March 31, 2000 and an additional $5,000,000 to $10,000,000 during the quarter ending June 30, 2000 in private placement transactions with accredited investors that are intended to be exempt from registration pursuant to 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of l933.Due to current market conditions thes have been delayed to the June and September quarters, respectively. Based upon the success of the private offerings, the Company expects to utilize a minimum of approximately $1,150,000 cash and 1,135,000 shares of common stock to close the scheduled merger and acquisition of Media Productions International, Inc. ("MPI") in the quarter ending March 31, 2000 and $2,800,000 to complete the "MPI" transaction in the quarter ending June 30, 2000.

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

We depend heavily on the continuing service of our management and on their ability to quickly develop an expertise in the e-commerce aspect of our business. Loss of the services of John Sgarlat, our chairman and chief executive officer, William Campbell, our chief financial officer, Gary Goodell, our chief operating officer, or other key employees would hurt our business.

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

      Because we have a limited operating history , our future revenues are difficult to forecast. A shortfall in revenues will damage our business and would likely affect the market price of our common stock. Our limited operating history and the new and rapidly evolving Internet market make it difficult to ascertain the effects of seasonality on our business. If seasonal and cyclical patterns emerge in Internet purchasing, our results of operations from quarter to quarter may vary greatly and may cause our business to suffer.

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

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

       eContent, Inc.'s predecessor had commenced an action against its former president of its MBT subsidiary. On May 16, 1996 we terminated the President of the former PTS subsidiary. The former president of the PTS subsidiary has commenced an action for wrongful termination and the Company has defended its position and has commenced a countersuit alleging misrepresentation in connection with the acquisition of PTS. The Company filed for reorganization under Chapter 11 of the bankruptcy laws, which has been approved by the court and which has been deemed effective on January 4, 1999. The above claims against the Company have been dismissed as a result of the reorganization. The former president of the PTS subsidiary has appealed this decision and the Company's counsel has advised them it is unlikely he will prevail on any or all of his claims, however the company has reserved in treasury 200,000 shares in escrow valued at $182,600.

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

                                       eContent Inc.
                                       (Formerly Media Vision Productions, Inc.)

Dated: May 12, 2000
                                       By: /s/ John P. Sgarlat
                                       ------------------------------
                                       John P. Sgarlat, Chairman, CEO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                 By: /s/ John P. Sgarlat                 May 12, 2000
                 -------------------------------
                 John P. Sgarlat, Chairman, CEO


                 By: /s/ William H. Campbell             May 12, 2000
                 -------------------------------
                 William H. Campbell, CFO


                 By: /s/ Gary A. Goodell                 May 12, 2000
                 -------------------------------
                 Gary A. Goodell, COO