Form 10-Q
period 2000-06-30
ECONTENT INC
filed 2000-08-14
CIK 820789

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 1O-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended June 30, 2000              Commission File No. 133-16736


             eContent, Inc. (formerly Media Vision Productions, Inc. (Exact name of registrant as specified in its charter)


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

       Yes    | |             No |X|


The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2000 is 15,984,900 shares all of one class of $.08 par value common stock and no shares of convertible preferred stock with a $10.00 par value.

                                 eCONTENT, INC.
                           A DEVELOPMENT STAGE COMPANY
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)



                                      INDEX

                                                                                                               PAGE


PART I      FINANCIAL INFORMATION

            Consolidated Balance Sheet - June 30, 2000                                                            1

            Consolidated Statements of Operations - Three
             Months Ended June 30, 2000                                                                           2

            Consolidated Statements of Operations - Nine
              Months Ended June 30, 2000                                                                          3

            Consolidated Statement of Cash Flows - Nine Months
              Ended June 30, 2000                                                                                 4

            Notes to the Consolidated Financial Statements                                                      5-8

            Management's Discussion and Analysis of financial
              conditions and results of operations                                                             9-12

PART II     OTHER INFORMATION

            Item 1. Legal Proceedings                                                                            13

            Item 2. Changes in Securities                                                                        13

            Item 3. Defaults Upon Senior Securities                                                              13

            Item 4. Submission of Matters to a Vote of
                     Security Holders                                                                            13

            Item 5. Other Information                                                                            13

            Item 6. Exhibits on Reports on Form 8-K                                                              13

 Signature Page                                                                                                  14


                                 eCONTENT, INC.
                           A DEVELOPMENT STAGE COMPANY
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (Unaudited)

      Assets

Current Assets
   Cash and equivalents                                                                           $   225,056
   Note Receivable - Affiliate                                                                        100,000
                                                                                                   ----------
      Total Current Assets                                                                            325,056

Advance on production rights to unconsolidated
  subsidiary                                                                                          375,000
                                                                                                   ----------
Property and equipment, net of accumulated
  depreciation of $6,660                                                                               15,524
                                                                                                   ----------

Other Assets
  Organization costs, net of accumulated amortization
   of $27,144                                                                                          63,337
  Deposits                                                                                             17,140
  Investment in unconsolidated subsidiary,
    equity method                                                                                   5,065,220
                                                                                                   ----------
      Total Other Assets                                                                            5,145,697
                                                                                                   ----------

      Total Assets                                                                                  5,861,277
                                                                                                   ==========


      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                                                               145,210
  Note Payable officers'                                                                               21,635
  Note Payable stockholder                                                                             15,000
  Note Payable unconsolidated subsidiary                                                              100,000
                                                                                                   ----------

      Total Current Liabilities                                                                       281,845

Stockholders' Equity
   Common stock, par value $.08 per share; authorized
     50,000,000 shares, 15,984,900 issued and outstanding                                           1,278,792
   Convertible preferred stock, authorized 1,000,000
     shares, par value $10.00; no shares issued
     and outstanding                                                                                        -
   Additional paid in capital                                                                      11,676,740
   Deficit accumulated during development stage                                                    (7,376,100)
                                                                                                   ----------

      Total Stockholders' Equity                                                                    5,579,432
                                                                                                   ----------

      Total Liabilities and Stockholders' Equity                                                  $ 5,861,277
                                                                                                   ==========






See notes to the consolidated financial statements.

                                 eCONTENT, INC.
                           A DEVELOPMENT STAGE COMPANY
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                       From
                                                                                                     April 1,
                                                                                                       1998
                                                                                                     (Date of
                                                                          For the                    Inception)
                                                                     Three Months Ended                  to
                                                                          June 30,                    June 30,
                                                                   1999               2000              2000
                                                                 --------          ---------          ---------

Total Revenues                                                  $       -         $        -         $        -
                                                                 --------          ---------          ---------

Costs and Expenses
  Development, production and distribution                         18,299            483,053          1,246,046
  General and administrative                                      132,315            327,187          2,099,634
  Depreciation and amortization                                     4,434              4,524             30,477
  Stock based compensation and
     Stock Grants                                                       -             68,750          3,932,417
                                                                ---------           --------          ---------
      Total Costs and Expenses                                    155,048            883,514          7,308,574
                                                                ---------          ---------          ---------

      Net Loss From Operations                                   (155,048)          (883,514)        (7,308,574)
                                                                ---------          ---------          ---------

Other Income (Expense)
  Settlement expense                                                    -                  -            (14,556)
  Interest expense                                                      -               (410)           (18,190)
  Loss on unconsolidated subsidiary                                     -            (34,780)           (34,780)
                                                                ---------          ---------          ---------

      Total Other Expense                                               -            (35,190)           (67,526)
                                                                ---------          ---------          ---------

      Net Loss                                                 $ (155,048)        $ (918,704)       $(7,376,100)
                                                              ===========        ===========          =========

Loss per common share, basic
  and diluted                                                  $    (.029)        $    (.070)
                                                              ===========        ===========


Weighted average common shares
  outstanding, basic and diluted                                5,485,545         13,061,929
                                                              ===========        ============




See notes to the consolidated financial statements.

                                 eCONTENT, INC.
                           A DEVELOPMENT STAGE COMPANY
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                         From
                                                                                                       April 1,
                                                                                                         1998
                                                                                                       (Date of
                                                                            For the                    Inception)
                                                                       Three Months Ended                  to
                                                                            June 30,                    June 30,
                                                                     1999               2000              2000
                                                                   --------          ---------          ---------
Total Revenues                                                    $       -         $        -       $        -
                                                                   --------          ---------        ---------

Costs and Expenses
  Development, production and distribution                          140,687          1,105,359        1,246,046
  General and administrative                                        570,775            879,643        2,099,634
  Depreciation and amortization                                      11,129             13,572           30,477
  Stock based compensation and
    stock grants                                                          -          1,254,063        3,932,417
                                                                  ---------          ---------        ---------


      Total Costs and Expenses                                      722,591          3,252,637        7,308,574
                                                                  ---------          ---------        ---------

      Net Loss From Operations                                     (722,591)        (3,252,637)      (7,308,574)
                                                                  ---------          ---------        ---------

Other Income (Expense)
  Settlement expense                                                      -             (4,000)         (14,556)
  Interest expense                                                        -               (690)         (18,190)
  Loss from unconsolidated subsidiary                                     -            (34,780)         (34,780)
                                                                  ---------          ---------        ---------

      Total Other Expense                                                 -            (39,470)         (67,526)
                                                                  ---------          ---------        ---------


      Net Loss                                                   $ (722,591)       $(3,292,107)     $(7,376,100)
                                                                  =========          =========        =========

Loss per common share, basic
  and diluted                                                    $    (.137)        $    (.278)
                                                                  =========          =========


Weighted average common shares
  outstanding, basic and diluted                                  5,279,711         11,841,931
                                                                  =========         ==========




See notes to the consolidated financial statements.

                                 eCONTENT, INC.
                           A DEVELOPMENT STAGE COMPANY
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                         From
                                                                                                       April 1,
                                                                                                         1998
                                                                                                       (Date of
                                                                            For the                    Inception)
                                                                       Three Months Ended                  to
                                                                            June 30,                    June 30,
                                                                     1999               2000              2000
                                                                   --------          ---------          ---------
Operating Activities:
  Cash Flows From Operating Activities:                           $(722,591)       $(3,292,107)     $(7,376,100)

  Net Loss
   Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                                   11,129             13,572           30,477
     Interest expense                                                     -                  -           17,500
     Loan fees                                                            -                  -           25,000
     Loss from Unconsolidated Subsidiary                                  -             34,780           34,780
     Non-cash Warrant, Stock based
     compensation and expenses paid by
       stock                                                              -          2,538,175        5,581,842
     Changes in assets and liabilities:
      Accounts payable and accrued
         expenses                                                    56,812             69,170          148,535
           Deposits                                                  (4,200)           (12,940)         (17,140)
                                                                    -------             -------         --------
       Net Cash Used In Operating
         Activities                                                (658,850)          (649,350)      (1,555,106)
                                                                    -------            -------       -----------

Cash Flows From Investing Activities:
  Purchase of fixed assets                                          (22,184)                 -          (22,184)
  Payment of reorganization expenses                                (86,131)                 -          (90,481)
  Advance to potential affiliate                                    (53,892)                 -                -
  Advance on production rights                                     (325,000)                 -         (375,000)
  Cash Investment in Unconsolidated
          Subsidiary                                                      -         (1,050,000)      (1,050,000)
                                                                  ---------         -----------      -----------
      Net Cash Used In Investing
        Activities                                                  487,207)        (1,050,000)      (1,537,665)
                                                                  ---------          ---------        ---------

Cash Flows From Financing Activities:
  Proceeds from the issuance of
    common stock                                                  1,289,985          1,514,175        2,604,192
  Proceeds of loans and advances                                          -            100,000          398,713
  Advances from officers'                                                 -            309,681          348,635
  Advance from stockholder                                                                               15,000
  Repayment of advances on expenses                                 (48,713)                 -          (48,713)
                                                                  ---------           --------        ---------

      Net Cash Provided By
        Financing Activities                                      1,241,272          1,923,856        3,317,827
                                                                  ---------          ---------        ---------

Net increase (decrease) in cash and
  cash equivalent                                                    95,215            224,506          225,056
Cash and cash equivalents, beginning
  of period                                                              32                550            -0-
                                                                  ---------          ---------        --------

Cash and cash equivalents, end of

  period                                                          $  95,247          $ 225,056        $ 225,056
                                                                  =========          =========        =========


See notes to the consolidated financial statements.

                                 eCONTENT, Inc.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2000
                                   (Unaudited)

A.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form l0-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000.

The Company accounts for net loss per common share in accordance with the provisions of Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("EPS"). SFAS No. 128 reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their effect is antidilutive. Prior earnings per share were restated to reflect the 1 for 25 split pursuant to the plan of re-organization, and the 4,000,000 shares issued in the merger accounted for as a reorganization were treated as outstanding effective from the date of inception.

For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on form 10-KSB for the year ended September 30, 1999.

SUPPLEMENTAL CASH FLOW INFORMATION

                                             For the Nine Months
                                                   Ended
                                                  March 31,
                                             1999           2000
                                            ------         ------

           Interest Paid                    $    0         $  690
                                            ======         ======

           Income Taxes Paid                $    0         $    0
                                            ======         ======


B.       REORGANIZATION AND SUBSEQUENT RECAPITALIZATION

In July 1997, the Company's predecessor (Gulfstar Industries, Inc.) filed a petition under Chapter 11 of the Bankruptcy laws. The Company's petition was confirmed by the Bankruptcy Court on September 2, 1998 and became effective on January 4, 1999. The Plan of Reorganization, which was design and executed by current managment and confirmation, of the same included the acceptance of the agreement and merger plan between eContent Inc. (formerly Media Vision Productions, Inc.) (the Company) and Media Vision Properties, Inc., whereby holders of existing voting shares immediately before the confirmation retain less that 50% of the voting shares of the surviving entity and the post petition liabilities allowed and claims exceed the carrying value of assets. On January 4, 1999, pursuant to the plan of reorganization and plan of merger the Company changed its name to Media Vision Productions, Inc. On October 1, 1999, the Company changed its name to eContent, Inc.

                                 eCONTENT, Inc.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2000
                                   (Unaudited)

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated balance sheet as of June 30, 2000 includes the accounts of the Company and its wholly owned subsidiaries, Media Vision Properties, Inc., which commenced operations on April 1, 1998, and Fitness Licensing Corporation which was formed April 1, 1999 and commenced operations in the quarter ended June 30, 2000. The Company's MPI subsidiary is not consolidated. The Company included its proportionate share of the loss from this unconsolidated subsidiary, or $34,780, in the quarter ended June 30, 2000, the quarter the Company acquired 35% of the 100% planned interest. (See note G)

All significant intercompany accounts and transactions have been eliminated. Due to the recapitalization, historical stockholders' equity of the acquirer (Media Vision Properties, Inc.) prior to the merger is retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer's and acquirer's stock with an offset to paid-in-capital. Retained deficit of the acquirer has been carried forward after the acquisition.

Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 financial statement presentation.

D.       DEVELOPMENT, PRODUCTION AND DISTRIBUTION

Development, production and distribution expenses include costs for market research, pre-production expenses and other costs associated with the content development and license arrangements not specifically deferred as recoverable from contractual royalties.

E.       COMMITMENTS AND CONTINGENCIES

The Company's predecessor's subsidiaries were involved in various litigation in connection with their prior operations which were eliminated by the reorganization under bankruptcy.

                                 eCONTENT, Inc.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2000
                                   (Unaudited)


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



In May 2000 the Company entered into a conditional joint venture agreement with Littlefield, Adams & Company "FUNW", a publicly traded company, to which the Company has agreed to assign certain licensing rights and services in exchange for approximately 39% of the outstanding common shares of FUNW. The transaction requires the approval of a majority of the FUNW shareholders, a working capital surplus in FUNW and representation acceptable to eContent on the FUNW Board of Directors.

                                 eCONTENT, Inc.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                        NOTES TO THE FINANCIAL STATEMENT
                                  JUNE 30, 2000
                                   (Unaudited)



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

G.       INVESTMENTS IN SUBSIDIARY, EQUITY METHOD, AND ACQUISITION

Effective May 31, 2000, the Company executed an agreement to acquire 100% interest in Media Productions International, Inc., "MPI", a diversified television production company engaged in development, production and syndication of high profile programming for major networks worldwide.
"MPI" is a privately held New York Corporation.

The Company issued 1,350,000 shares of the Company's common stock and $1,050,000 of cash prior to June 30, 2000 and $100,000 prior to July 31, 2000 for 35% of "MPI". As of June 30, 2000, the Company has accounted for this investment using the equity method. The Company has agreed to acquire an additional 6% with a $250,000 payment prior to August 31, 2000, an additional 6% with a payment of $250,000 prior to November 1, 2000 and 53%, with a payment of $2,300,000 for a total of 100% prior to April 1, 2001. Upon completion of the acquisition of greater than 50%, the Company will treat the acquisition for accounting purposes as a purchase pursuant to APB16.

Loss from unconsolidated entity during the three months ended June 30, 2000, represent the Company's proportionate interest in the subsidiary's loss, or $(34,780).



H.       EQUITY TRANSACTIONS

During the quarter ended June 30, 2000 the Company issued 2,231,768 shares of its common stock to accredited investors in private placements generating gross proceeds of $1,539,150 which net of offering costs of $24,975, generated net proceeds to the Company of 1,514,175. In connection with the private placements the Company issued warrants to purchase 2,231,768 shares of its common stock at $1.50. Also during the quarter, the Company granted 478,424 shares to officers in lieu of accrued compensation and 275,000 shares to consultants for services.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2000 VS. NINE MONTHS ENDED JUNE 30, 2000

eContent is a holding company in the development stage. The Company has not yet recorded any revenue. The Company recorded a loss of $3,292,107 for the nine months ended June 30, 2000 as compared to a loss in the prior period ended June 30, 1999 of $722,591. This represents a loss per common share of $(.278) for the nine months ended June 30, 2000 as compared to a loss per common share of $(.137) for the period ended June 30, 1999. Development, production and distribution expenses were $1,105,359 for the nine months ended June 30, 2000 compared to $140,687 in the period ending June 30, 1999. General and administrative expenses were $879,643 in fiscal 2000 vs. $570,775 for the same period in fiscal 1999. The largest components of the June 2000 loss were non-cash charges of $2,036,313 for stock options and stock grants, which represents $1,254,063 in stock grants to employees and consultants, in addition to $413,500 for stock grants to consultants and $368,750 for the value of options awarded to the president of the production company in which the Company has consummated the agreement to acquire, "MPI", included in development, production and distribution expenses during the nine months ended June 30, 2000.

PLAN OF OPERATIONS

eContent is a vertically integrated eCommerce marketing company based in West Palm Beach, Florida. The Company is engaged in the production and syndication of television programming and Internet content, and the development of related merchandising opportunities. eContent has a five-year contract to produce concerts, entertainment specials and motivational lecture series for distribution to the 346 Public Television Stations, with 101,000,000 weekly viewers nationwide. Programs are produced by Media Productions International Inc. (MPI).Founded in 1986 by award winning producer Bob Marty, MPI has produced shows worldwide for PBS, CBS, BBC, A&E and the Discovery Health Channel. MPI is a diversified television production company that develops, produces and syndicates programming to major networks worldwide. MPI programs have been viewed by an estimated 150 million people.

In May 2000 the Company entered into a conditional joint venture agreement with Littlefield, Adams & Company "FUNW", a publicly traded company, in which the Company has agreed to assign certain licensing rights and services in exchange for approximately 39% of the outstanding common shares of FUNW. The transaction requires the approval of a majority of the FUNW shareholders, a working capital surplus in FUNW and representation acceptable to eContent on the FUNW Board of Directors.

YEAR 2000 ISSUES

Many computer systems and software programs, including several used by the Company may require modification and conversion to allow date code fields to accept dates beginning with the year 2000. Major system failures or erroneous calculations can result if computer system failures are not year 2000 compliant.

The Company did not experience any difficulties at the recent turn of the calendar year

All costs associated with year 2000 compliance that have been incurred by the Company have been expensed and have not been capitalized. The overall cost to the Company of modifications and conversion for year 2000 compliance was not material. The company believes it has no outstanding material year 2000 issues.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at June 30, 2000 was $43,211.

Since the reorganization, the Company has funded its operations from the issuance of common stock and loans. The accountant's report on the fiscal September 30, 1999 financial statements includes a going concern qualification based on the Company's lack of capital and losses since inception.

The Company raised $1,514,175 through the issuance of the Company's common stock during the quarter ending June 30, 2000 and plans to raise an additional $2,500,000 to $10,000,000 during the quarter ending September 30, 2000 in private placement transactions with accredited investors that are intended to be exempt from registration pursuant to 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. Based upon the success of the private offerings, the Company expects to have sufficient working capital for the near term, defined as one year. However, to complete the current business model, the Company plans to raise significant additional funds through the public or private offering of our common stock or otherwise.


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

WE MAY NOT CLOSE PENDING TRANSACTIONS WHICH ARE INTEGRAL TO OUR SUCCESS.

We are in the process acquiring MPI Productions International, Inc. ("MPI"), and presently we own 35% of MPI common stock. MPI is a full-service video production and post-production company for broadcast television, corporate and industrial clients, and the home video market. We are in the process of seeking and negotiating other agreements, including acquisition, production and syndication agreements, which are integral to our success. We cannot guarantee that the Company will acquire MPI or close any other pending transactions which are integral to our success. A failure to acquire MPI or close any other integral transactions may harm our business.

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

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

         eContent, Inc.'s predecessor had commenced an action against its former president of its MBT subsidiary. On May 16, 1996 we terminated the President of the former PTS subsidiary. The former president of the PTS subsidiary has commenced an action for wrongful termination and the Company has defended its position and has commenced a countersuit alleging misrepresentation in connection with the acquisition of PTS. The Company filed for reorganization under Chapter 11 of the bankruptcy laws, which has been approved by the court and which has been deemed effective on January 4, 1999. The above claims against the Company have been dismissed as a result of the reorganization. The former president of the PTS subsidiary has appealed this decision and the Company's counsel has advised them it is unlikely he will prevail on any or all of his claims, however the company has reserved 58,333 shares of common stock.

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

Dated: August 11, 2000
                                    by: /s/ John P. Sgarlat
                                        -------------------------------
                                       John P. Sgarlat, Chairman, CEO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                 By: /s/ JOHN P. SGARLAT                 August 11, 2000
                     ----------------------------
                 John P. Sgarlat, Chairman, CEO


                 By: /s/ WILLIAM H. CAMPBELL             August 11, 2000
                     ----------------------------
                 William H. Campbell, CFO


                 By: /s/ GARY A. GOODELL                 August 11, 2000
                     ----------------------------
                 Gary A. Goodell, COO