Form 10KSB
period 2000-09-30
ECONTENT INC
filed 2001-01-18
CIK 820789

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000

                                       OR

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

                                      NONE
                                ----------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [X]

Indicate by check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 5(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes [X] No

As of September 30, 2000 the Company had 17,590,314 shares of common stock and no shares of stock outstanding.

                                     PART I

Item 1.  BUSINESS.

GENERAL DESCRIPTION OF BUSINESS

         eContent, Inc. is a fully reporting public company, registered with Standard & Poors and listed for trading on the NASDAQ OTC:BB under the symbol ETNT. In the fiscal year ended September 30, 2000, the Company acquired a majority interest in MPI Media Productions International, Inc. for $1,750,000 cash and 1,350,000 shares of restricted common stock.

         eContent Inc. is a vertically integrated marketing company engaged in the creation and exploitation of television programming, Internet content, and related merchandising and distribution strategies. The Company completed the developmental stage operation with the acquisition of the majority interest in MPI discussed above.

         MPI Media Productions International, Inc. is a diversified television production company, which develops, produces and syndicates programming to major networks. Founded in 1985, by award-winning producer/director Bob Marty, MPI Media Productions International, Inc. has produced shows for PBS, CBS, BBC, A&E and the Discovery Health Channel. MPI Media Productions International, Inc. programs have been viewed by an estimated 150 million people worldwide.

         On or before July 1, 2001, the Company intends to acquire the remaining 49% minority interest of MPI.

ORGANIZATIONAL BACKGROUND

         eContent, Inc., originally named Gulfstar Industries, was incorporated under the laws of Delaware on December 3, 1986. The Company was formed to seek potential business opportunities, which in the opinion of the management would provide a profit. Gulfstar became a holding company with two wholly owned subsidiaries, Plant Technical Services, Inc., an engineering consulting and placement service and Tier Environmental, an environmental preservation company, both of which discontinued operations in the fiscal year ended September 30, 1997.

         On July 22, 1997, Gulfstar filed a petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. On September 2, 1998 the Court approved a proposed plan of reorganization, which would be funded through the reverse merger of Gulfstar with Media Vision Productions, Inc.

         On January 4, 1999, the merger was consummated, Gulfstar was recapitalized and changed its name to Media Vision Productions, Inc. The original Gulfstar shareholders retained 367,355 shares (7%), in the new company. The Gulfstar creditors were issued 30,970 shares (.6%).

         On October 1, 1999, the stock commenced trading, with a new name, e-Content, Inc. a new symbol, "ETNT"..and a new future, Television Driven E-Commerce Marketing.

         During the year ended September 30, 2000, the Company increased its investment in MPI to $1,768,0000, and MPI has become a consolidated subsidiary of ETNT. In the stock purchase agreement dated May 30, 2000, the Companies were not scheduled to consolidate operation until the second quarter of 2001.

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

         On September 27, 2000, the Company executed a letter of intent to acquire Internet Broadcast

EMPLOYEES AND CONSULTANTS

         As of September 30, 2000, the Company and its consolidated subsidiary had approximately 5 executive consultants and 10 full time employees. In the normal course of business the Company's production subsidiary engages the services of as many as 75 television production specialists.

LICENSING RIGHTS

         On October 26, 1999, eContent, Inc. acquired the master licensing rights to Spartan Sporting Goods and Fashion. Spartan is one of the most widely recognized and respected trademarks in the history of televised sports. In the past forty years, an estimated 400 million boxing fans worldwide have seen the SPARTAN name. Spartan's major competitor EVERLAST, capitalized on its popularity in the boxing world to build a $100 million licensing empire. SPARTAN trunks, robes and gloves have been worn by over "100 Champion Title Holders" including Rocky Marciano, Muhammad Ali, Larry Holmes, George Foreman, Roberto Duran, Tommy Hearns, Macho Camacho and Sugar Ray Leonard. In the next twelve months, SPARTAN will outfit over 50 boxers in fights televised by HBO, ESPN, FOX and Showtime. A wide range of Spartan licensed equipment and fashion is being developed for the fast growing health, fitness and exercise markets.

Item 2.  PROPERTIES.

         Our corporate headquarters are located at 105 S. Narcissus Ave., Suite 701, West Palm Beach, Florida 33401. The lease provides for approximately 2500 sq. feet of space, expires in 2002 and the annual rent is approximately $45,000.

         The Company's MPI Subsidiary leases approximately 3000 square feet if New York City for approximately $60,000 per year through 2001 and $61,500 for 2002.

Item 3.  LEGAL PROCEEDINGS.

         eContent, Inc.'s predecessor had commenced an action against its former president of its MBT subsidiary. On May 16,1996 we terminated the President of the former PTS Subsidiary. The former president of the PTS subsidiary has commenced an action for wrongful termination and the Company has defended its position and has commenced a countersuit alleging misrepresentation in connection with the acquisition of PTS. The Company filed for reorganization under Chapter 11 of the bankruptcy laws, which has been approved by the court and which has been deemed effective on January 4, 1999. The above claims against the Company have been dismissed as a result of the reorganization. The former President of the PTS Subsidiary has appealed this decision and the Company's counsel has advised them it is unlikely he will prevail on any or all of his claims.(See Item 7 Part F/S "Contingencies")

         In September, 2000 the Company terminated its Executive Vice President, Gary A. Goodell. In December, 2000 the former Executive Vice President filed a complaint in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County seeking restatement of his employment contract. The Company believes they were justified in this termination and anticipate no material costs in excess of those accrued in the financial statement as a result of this claim.

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



                                                                              High Bid         Low Bid
FISCAL YEAR ENDED SEPTEMBER 30, 1999
      First Quarter                                                           Unavailable      Unavailable
      Second Quarter                                                          Unavailable      Unavailable
      Third Quarter                                                           $2.625            $   .50
      Fourth Quarter                                                          $1.375            $   .75



FISCAL YEAR ENDED SEPTEMBER 30, 2000
      First Quarter                                                           $2.125            $ .4375
      Second Quarter                                                          $2.125            $ .8438
      Third Quarter                                                           $2.4375           $1.0625
      Fourth Quarter                                                          $1.1875           $  .375


(b)      SHAREHOLDERS.

         As of September 30, 2000, we had 17,590,314 shares of common stock outstanding and approximately 425 stockholders of record.

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

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2000 VS. YEAR END SEPTEMBER 30, 1997

         The Company has recorded revenue fo $1,474,209 for the year ended September 30, 2000 as compared to revenue of $0 for the comperable period ended September 30, 1999.

         The Company recorded a net loss of $3,516,517 for the year ended September 30, 2000 as compared to a loss of $3,942,234 for the comperable period ended September 30, 1999 a decrease of $425,717. This represents a loss per common share of $.27 for the year ended September 30, 2000 as compared to a loss per common share of $.70 for the period ended
September 30, 1999.

         Development, production and distribution expenses rose to $1,869,268 in fiscal 2000 compared to $127,387 in fiscal 1999. General and administrative expenses rose to $1,520,294 in fiscal 2000 from $726,219 for the comparable period in fiscal 1999. The increased Operations are due to the Acquisition of the MPI Subsidiary.

PLAN OF OPERATIONS AND BUSINESS STRATEGY

         Marketing is an exciting business ... based on an exact science. Consumer spending is a direct function of media exposure. Television is the nations most popular and powerful media. Public Television is the nations most respected Network.

         eContent, Inc., ETNT, is a vertically integrated marketing company engaged in the creation of television show concepts and the development of related products and merchandising strategies. The production subsidiary of eContent Inc., MPI Media Productions International, inc. develops, produces and syndicates programming to major networks worldwide. Founded in 1986, by award-winning producer/director Bob Marty, MPI has produced shows for PBS, CBS, BBC, A&E and the Discovery Health Channel. MPI programs have been viewed by an estimated 150 million people.

         eContent Inc. has a long-term contract to produce network quality television programming for distribution to the Public Television Network. Public Television reaches 99% of American households. There are 346 Public Television Stations, with 101 million loyal weekly viewers nationwide. MPI has established itself as a major producer of Public Television family oriented entertainment including high profile "SELLF-HELP" and "CONCERT" Fund Raising Specials. PBS will release six new MPI Specials this season; ten new shows are in various stages of pre-production and production.

         The Company develops and retains a financial interest in products related to each MPI Special. Public Television offers these products (ie. books, cd's videos, etc.) to viewers as an incentive to pledge during the station's 800# Membership Drives. This nationwide exposure provides invaluable consumer recognition. These and other products are cross promoted and sold through a synchronized network of Mass Merchants, Bookstores, Music & Video Outlets, TV Shopping, Web and Print Channels.



                                      MUSIC
 MASS                                   &              TV
MERCHANTS       BOOKS                 VIDEOS         SHOPPING             WEB                     PRINT
Walmart         Borders               Tower          QVC                  Amazon.com              Parade
K-Mart          Waldenbooks           Sam Goody      HSN                  CDNow.com               USA Weekly
Target          Barnes & Noble                       Best Buy             Infomercials
                ibookstore.com                       National Enquirer



         In the future, eContent Inc. will offer products, entertainment, and informational interactive services at a niche web community created in conjunction with each MPI Special. All customers, at all sales channels, will be issued a GOLD MEMBERSHIP at the Web Community for the show that inspired their purchase. Customers at each sales channel produce current cash flow and earnaings and become pre-qualified, zero cost, AAA Members of an eContent Niche Web Community.

         eContent Inc. has long standing relationships with large, well-respected companies in the telemarketing, credit card processing and fulfillment industries. This will insure convenient, safe, problem free electronic transactions for the eContent Inc. direct response and Web community customer.

         In summary, the eContent, Inc./MPI business model has proven staffed structured to ling "THE POWER OF TELEVISION TO THE POWER OF THE INTERNET". The Business Model has been tested and refined. Until the third quarter of 2001, its value will remain unproven.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at September 30, 2000 was $178,476. Since the reorganization, the Company has funded its operations from the issuance of common stock and loans.

         The Company raised approximately $250,000 through the issuance of the Company's Common Stock during the quarter ending December 31, 2000 and plans to raise an additional $5,000,000 during fiscal 2001 in private placement transactions with accredited investors that are intended to be exempt from registration pursuant to 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

         The Company intends on acquiring the remaining 49% of MPI during fiscal 2001, which will utilize approximately $2,100,000 of these funds, the balance would be available for general corporate purposes.

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

Item 7.  FINANCIAL STATEMENTS.

         (a)(1)    The following documents are filed as part of this report:

a. CONSOLIDATED FINANCIAL STATEMENTS OF THE REGISTRANT, ECONTENT, INC (FORMERLY MEDIA VISION PRODUCTIONS, INC.)



                                                                        PAGES
                                                                        -----

         Report of Independent Auditors'                                 F-1

         Consolidated Balance Sheet of eContent, Inc. (formerly
          Media Vision Productions, Inc.) as of September 30, 2000       F-2

         Consolidated Statements of Operations of eContent, Inc.
          (formerly Media Vision Productions, Inc.) for the years
          ended September 30, 2000 and September 30, 1999 and for
          the period from inception (April 1, 1998) through
          September 30, 2000                                             F-3

         Consolidated Statements of Changes in Stockholders'
          Equity of eContent, Inc (formerly Media Vision
          Productions, Inc.) for the period from October 1, 1997
          to September 30, 2000                                         F-5-F-7

         Consolidated Statements of Cash Flows of eContent, Inc.
          (formerly Media Vision Productions, Inc.) for the years
          ended September 30, 2000 and September 30, 1999 and for the period from inception (April 1, 1998) through
          September 30, 2000                                             F-8

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

c.       Financial Statements of Businesses Acquired and to be Acquired

                  Not Applicable

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of eContent, Inc. (Formerly Media Vision Productions, Inc.)

We have audited the accompanying consolidated balance sheet of eContent, Inc. (formerly Media Vision Productions, Inc.) and subsidiaries as of September 30, 2000 and the related consolidated statements of operations and cash flows for the two years then ended and from April 1, 1998 (Date of Inception) through September 30, 2000 and the consolidated statement of stockholders' equity from October 1, 1997 through September 30, 2000 in the accompanying index to the financial statements (Item 7.). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eContent, Inc. (formerly Media Vision, Inc) as of September 30, 2000, and the results of operations and its cash flows for the two years then ended and from April 1, 1998 (Date of Inception) through September 30, 2000 in conformity with generally accepted accounting principles.


                                        SCHUHALTER, COUGHLIN & SUOZZO, LLC


Raritan, New Jersey

January 4, 2001
                                 eCONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000




      Assets

Current Assets
  Cash and Equivalents                                                         $   267,813
  Restricted Cash                                                                    1,860
  Accounts receivable Billed and Unbilled - Net
   of $9000 allowance for bad debt                                                 401,717
  Due from selling stockholder                                                     141,265
  Prepaid Expenses and other current assets                                         74,089
                                                                               -----------
                                                                                   886,744

Property and equipment, net of $18,790
  accumulated depreciation                                                         132,169

Other Assets

  Intangible assets, net of accumulated
    amortization of $205,975                                                     6,121,199
  Deposits                                                                          19,544
                                                                               -----------

      Total Other Assets                                                         6,140,743
                                                                               -----------
      Total Assets                                                               7,159,656
                                                                               ===========

      Liabilities and Stockholders' Equity

Liabilities
  Accounts payable and accrued expenses                                            323,691
  Corporate taxes payable                                                           66,431
  Bank credit line                                                                  53,146
  Due to stockholder                                                                15,000
  Due to selling stockholder                                                       250,000
                                                                               -----------
      Total Liabilities                                                            709,268

Commitments and Contingencies (Note 7)                                                --
Minority interests in consolidated subsidiary                                       36,775

Stockholders' Equity

  Common stock, par value $.08 per share; authorized
   50,000,000 shares, issued and outstanding 17,590,314                          1,407,225
                                                                               -----------
  Convertible preferred stock, authorized 1,000,000 shares,
    par value $10.00; no shares issued and outstanding                          12,660,898
  Additional paid in capital
  Deferred Compensation                                                            (53,000)
  Deficit accumulated during development stage                                  (7,600,510)
                                                                               -----------

      Total Stockholders' Equity                                                 6,414,613
                                                                               -----------
      Total Liabilities and Stockholders' Deficit                                7,159,656
                                                                               ===========





   The accompanying notes are an integral part of these financial statements.

                                 eCONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS






                                                                                  From
                                                                                 April 1,
                                                                                   1998
                                                 For the         For the         (Date of
                                                   Year            Year          Inception)
                                                  Ended           Ended             to
                                              September 30,    September 30,   September 30,
                                                  1999             2000            2000
                                              -------------    -------------   -------------
Production Revenue                             $      --        $ 1,131,398      $ 1,131,398
Royalty and Other Revenue                             --            342,811          342,811
                                               -----------      -----------      -----------
TOTAL REVENUES                                 $      --          1,474,209        1,474,209
                                               -----------      -----------      -----------

COSTS AND EXPENSES:
  Development, production and distribution         127,387        1,869,268        1,996,655
  General and administrative                       726,219        1,520,294        2,388,272
  Depreciation and amortization                     16,905          207,500          224,405
  Stock based compensation                       3,043,667        1,289,396        4,333,062
                                               -----------      -----------      -----------

      TOTAL COSTS AND EXPENSES                   3,914,178        4,886,457        8,942,394

      LOSS FROM OPERATIONS
        before other expenses and
        provisions for income taxes              3,914,178        3,412,248        7,468,185

      OTHER INCOME (EXPENSE):

        Bad debt expense                              --             (3,000)          (3,000)
        Settlement expense                         (10,556)         (22,288)         (32,844)
        Interest income                               --              2,487            2,487
        Interest expense                           (17,500)          (3,703)         (21,203)
        Minority interest in consolidated
         subsidiary earnings                          --            (36,775)         (36,775)

      TOTAL OTHER INCOME EXPENSE                   (28,056)         (63,279)         (91,335)
      /Loss Before Income Taxes                  3,942,234        3,475,527        7,559,520
                                               -----------      -----------      -----------
        Provision for income taxes                    --             40,990           40,990
                                               -----------      -----------      -----------
      NET LOSS                                 $(3,942,234)     $(3,516,517)     $(7,600,510)
                                               ===========      ===========      ===========


LOSS PER COMMON SHARE,
  BASIC AND DILUTED                            $      (.70)     $      (.27)
                                               ===========      ===========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING, BASIC
  AND DILUTED                                    5,653,619       12,914,484
                                               ===========      ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                                 eCONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2000




                                                   Common Stock                    Preferred Stock
                                             Shares             Amount           Shares         Amount
                                             ------             ------           ------         ------
Balance, October 1, 1997
 as previously reported                     9,106,365        $  291,404          75,000        $ 750,000

Cancellation of preferred
 shares for conversion to
 common stock on one to one
 basis in reorganization                       75,000             2,400         (75,000)        (750,000)

Reverse split of one new                   (9,181,365)         (293,804)              -                -
 share of common stock for
 each 25 prior shares of
 common stock and change
 of par vale to $.80                          367,355           293,804               -                -

Retained deficit prior to
 reorganization charged to
 additional paid in capital                         -                 -               -                -

Net income reported by
 predecessor for the year
 ended September 30, 1998                           -                 -               -                -

Issuance of common stock for
 the cancellation of
 indebtedness pursuant to
 plan of reorganization                        30,970            24,632               -                -
                                            ---------           -------         -------          -------

  Subtotal                                    398,045           318,436               -                -

Change of par value from
  $.80 to $.08                                      -          (286,592)              -                -

Retroactive effect of
 recapitalization on
 January 4, 1999 including
 the elimination of
 prior retained deficit                     4,000,000           320,000               -                -
                                            ---------           -------         -------          -------

Balance as restated for
 recapitalization
 effective April 1, 1998                    4,398,045         $ 351,844       $       -        $       -
                                            =========           =======         =======          =======


       The accompanying notes are an integral part of these consolidated financial statements.

                                 eCONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
                   FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2000




                                 Additional                               Total
                 Deferred          Paid In                             Stockholders'
               Compensation        Capital            (Deficit)           Equity

                   -              $3,166,718         $5,313,638         $(1,102,284)

                   -                 747,600                  -                   -

                   -                       -                  -                   -



                   -                       -                  -                   -



                   -              (4,211,354)        (4,211,354)                  -



                   -                       -          1,016,185           1,016,185




                   -                 (21,400)                 -                   -
           ---------               ---------          ---------           ---------


                   -                (318,436)           (86,099)            (86,099)


                   -                 286,592                  -                   -



                   -                (320,000)            86,099              86,099
           ---------               ---------          ---------           ---------



          $        -              $ (351,844)        $        -          $        -
           =========               =========          =========           =========





       The accompanying notes are an integral part of these consolidated financial statements.

                                 eCONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
                   FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2000



                                                   Common Stock                  Preferred          Stock
                                             Shares             Amount             Shares           Amount
                                             ------             ------           ----------         ------
Balance as restated for
 recapitalization
 effective April 1, 1998                    4,398,045           351,844               -                -

Issuance of common stock,
 in private placement, net
 of offering costs of
 $14,011                                      255,000            20,400               -                -

Correction of predecessor
 shares canceled in reverse
 split and cancellation of
 indebtedness                                  (2,836)             (227)              -                -

Net loss for the period
 from April 1, 1998 (date
 of inception) to
 September 30, 1998                                 -                 -               -                -
                                            ---------         ---------       ---------        ---------

Balance, September 30,
 1998, as restated                          4,650,209           372,017               -                -

Issuance of common stock
 in connection with the
 extension of note payable                    500,000            40,000               -                -

Issuance of common stock in
 private placements, net of
 offering costs of $62,472                    912,500            73,000               -                -

Issuance of common stock in
 consideration for
 cancellation of note
 payable plus accrued
 interest                                     500,000            40,000               -                -

Issuance of common stock to
 employees for services                     3,400,000           272,000               -                -

Issuance of stock options
 to employees                                       -                 -               -                -

Net loss for the year ended
 September 30, 1999                                 -                 -               -                -
                                            ---------         ---------       ---------        ---------

Balance at September 30,
 1999                                      10,162,709        $  797,017               -       $        -
                                           ==========         =========       =========        =========


       The accompanying notes are an integral part of these consolidated financial statements.

                                 eCONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - (Continued)
                   FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2000




                                   Additional                               Total
                Deferred            Paid In                              Stockholders'
              Compensation          Capital               (Deficit)         Equity
                   -                (351,844)                 -                   -


                   -                 220,589                  -             240,989




                   -                     227                  -                   -




                   -                       -           (141,759)           (141,759)
           ---------               ---------          ---------           ---------


                   -                (131,028)          (141,759)             99,230



                   -                 (15,000)                 -              25,000



                   -                 776,028                  -             849,028




                   -                 227,500                  -             267,500


                   -               2,754,000                  -           3,026,000


             (88,333)                106,000                  -              17,667


                   -                       -         (3,942,234)         (3,942,234)
           ---------               ---------          ---------           ---------


          $  (88,333)             $3,717,500        $(4,083,993)         $  342,191
           =========               =========          =========           =========


       The accompanying notes are an integral part of these consolidated financial statements.

                            eCONTENT, INC.
                (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                    (A DEVELOPMENT STAGE COMPANY)
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY -- (Continued)
                 FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2000



                                     Common Stock      Preferred    Stock
                                  Shares     Amount    Shares       Amount
                                  ------     ------    ------       ------
Balance at October 1, 1999       9,962,709   $ 797,017    -             -

Shares issued in
  consideration for
  cancellation of officer
  loans                            805,424      64,434    -             -

Issuance of shares in
  connection with
  acquisition of MPI
  subsidiary                     1,350,000     108,000

Issuance of stock options
  to employee of subsidiary           -           -       -             -

Exercise of stock options          500,000      40,000

Issuance of common stock
  for services                   1,135,000      90,800

Issuance of shares in private
  placement, net of
  option costs of $184,975       3,437,181     274,974

Shared issued for cash
  and guarantee of acquisition
  note                             400,000      32,000

  Amortization of deferred
   compensation                       -           -

  Net Loss                            -           -
                                ----------  ----------   --------   ------
                                17,598,314  $1,407,225
                                ==========  ==========   ========   ======


The accompanying notes are an integral part of these consolidated financial statements.

                            eCONTENT, INC.
                (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                    (A DEVELOPMENT STAGE COMPANY)
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY -- (Continued)
                 FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2000



                       Additional                 Total
          Deferral      Paid In               Stockholders'
        Compensation    Capital    (Deficit)     Equity
        ------------   ----------  ---------  -------------
       $(88,333)      $3,717,500  $(4,083,993) $   342,191



           -             740,990          -        805,424




                       4,042,000                 4,150,000


           -             368,750          -        368,750

                          60,000                   100,000


                       1,801,952                 1,892,752



                       1,811,706                 2,086,680

                         118,000                   150,000



        35,333                                      35,333


          -                 -      (3,516,517)  (3,516,517)
      --------        ----------  -----------  -----------
     $ (53,000)      $12,650,878  $(7,600,510) $ 6,414,613
      ========        ==========  ===========  ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                 eCONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         From
                                                                                        April 1,
                                                                                          1998
                                                     For the          For the           (Date of
                                                       Year             Year           Inception)
                                                      Ended             Ended              to
                                                   September 30,     September 30,    September 30,
                                                       1999              2000             2000
                                                   -------------     -------------    -------------
Cash flows from operating
  activities:
  Net Loss                                          (3,942,234)    $ (3,516,517)      $ (7,600,510)
  Adjustments to reconcile net
   loss to net cash used in
    operating activities:
    Depreciation and
     amortization                                       16,905          207,500            224,405
    Interest expense                                    17,500             -                17,500
    Loan fees                                           25,000             -                25,000
    Stock based compensation
     and expenses paid by stock                      3,043,667        2,585,670          5,629,337
Changes in assets and liabilities:
    Restricted Cash                                       -             252,221            252,221
    Accounts Receivable                                   -             (88,465)           (88,465)
    Prepaid Expenses and
      other Current Assets                                -              75,223             75,223
    Deferred Revenue                                      -            (274,094)          (274,094)
    Taxes Payable                                         -              47,012             47,012

  Accounts payable and accrued
    expenses                                            74,078         (111,037)           (31,672)
    Deposits                                            (4,200)          (2,390)            (6,590)
                                                     ---------        ---------          ---------

    Net cash used in operating
      activities                                      (769,284)        (824,877)        (1,730,633)
                                                     ---------        ---------          ---------
Cash flows from investing
  activities:
  Investment in intangible assets                      (90,481)      (1,737,500)        (1,827,981)
  Investment in property and
    equipment                                          (22,184)         (13,498)           (35,682)
  Advance on production rights                        (375,000)            -              (375,000)
                                                     ---------        ---------          ---------
      Net cash used in investing
        activities                                    (487,665)      (1,750,998)        (2,238,663)
                                                     ---------        ---------          ---------
Cash flows from financing
  activities:
  Cash acquired in acquisition                            -             290,656            290,656
  Net proceeds from issuance of
    common stock                                       835,017        2,236,680          3,326,697
  Proceeds from loans                                  250,000                             298,713
  Advances from officers'                               38,954          327,000            365,954
  Advance from stockholder                              15,000             -                15,000
  Repayment of loans                                   (48,713)         (11,198)           (59,911)
                                                     ---------        ---------          ---------
     Net cash provided by
       financing activities                          1,090,258        2,843,138          4,237,109
                                                     ---------        ---------          ---------

Net increase (decrease)in cash
  and cash equivalents                                (166,691)         267,263            267,813
Cash and cash equivalents,
  Beginning of Period                                  167,241              550                  0
                                                     ---------        ---------          ---------

Cash and cash equivalents,
  End of Period                                     $      550       $  267,813         $  267,813
                                                     =========        =========          =========


       The accompanying notes are an integral part of these consolidated financial statements.

                                 eCONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

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

         In May, 2000, the Company acquired a 41% interest in Media Productions International, Inc. and on September 28, 2000 the Company increased its ownership to 51% of MPI.

NOTE 2 - LOSSES DURING THE DEVELOPMENT STAGE

         The Company has incurred operating losses totaling $7,600,510 from inception April 1, 1998 through September 30, 2000.

         The Company has been in the development stage through September 30, 2000 and its activities have been focused on the acquisition of the MPI subsidiary and the development of MPI's programs. Because eContent has been in the development stage, the accompanying financial statements should not be regarded as typical for normal operating periods.

         The Company believes that its remaining cash resources at September 30, 2000, along with cash flows expected to be generated from financings that are expected to close in the short term will be sufficient to fund the Company's operations through 2001. Additional funding will be required to purchase the remaining minority interest of the MPI subsidiary. However, there can be no assurance that the Company will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans.

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

SUPPLEMENTAL INFORMATION - STATEMENT OF CASH FLOWS



                                                          For the Years Ended
                                                             September 30
                                                          1999              2000
     Interest Paid                                      $    0            $ 3,703
                                                          ====              =====

     Income Taxes Paid                                  $    0            $   625
                                                          ====              =====


            SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

                                                                               For the Years Ended
                                                                                   September 30,
                                                                              1999               2000
     Issuance of 500,000 shares of common
       shares for loan fees                                                $ 25,000            $      0
                                                                             ======             =======

     Cancellation of $250,000 loan principal
       and accrued interest of $17,500 for
       issuance of 500,000 shares of common
       stock                                                               $267,500            $267,500
                                                                            =======             =======

     Cancellation of $327,000
       of advances from officers
       for issuance of 327,000
       shares of common stock                                              $    0              $327,000
                                                                            =======             =======
     Cancellation of $478,424
       unpaid salary and expenses
       for issuance of 478,424
       shares of common stock                                              $    0              $478,424
                                                                            =======             =======


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


NOTE 4 - STOCKHOLDERS' EQUITY

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

         In October 1999 the Company agreed to issue 500,000 shares of stock in consideration for cancellation of the loan and accrued interest, discussed in note 8, totaling $267,500. These shares are treated as outstanding as of September 30, 1999 pursuant to SFAS 128.

         On September 24, 1999 the Company granted 3,400,000 shares to officers and directors in connection with their employment agreements.

         During fiscal year ended September 30, 2000 the Company issued 3,437,181 shares for $.69 per share, which net of offering costs of $284,975 generated net proceeds to the Company of $2,086,680.

         During the year ended September 30, 2000 the Company issued 805,420 shares to officers in consideration for cancellation of $327,000 of unpaid advances and $478,424 of unpaid salary and expenses.

         The Company issued 500,000 stock options at $.20 per share, valued at $368,750 which were exercised during the period.

         During the year ended September 30, 2000 the Company issued 1,135,000 shares of its common stock for services to consultants valued at $1,892,752.

         As discussed in Note 5, the Company issued 400,000 shares to an officer in connection with the acquisition of MPI.

                                 eCONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RESERVED SHARES AND TREASURY STOCK

         In connection with the plan of reorganization, the company objected to the claim of the prior shareholder of the predecessor subsidiary, and as discussed in Note 7, the disallowed claim would have to be overturned, which the company has been advised by counsel is unlikely. Had the claim been allowed, this shareholder could be awarded up to 58,833 of "new" shares pursuant to the plan of reorganization. On November 3, 1999, the Company placed 200,000 shares in escrow in connection with an offer to settle the dispute with the prior shareholder of the predecessor corporation. These shares were valued at the settlement value of $182,600 and recorded as treasury stock. These shares were treated as outstanding as of September 30, 1999 pursuant to SFAS 128 and a like amount was recorded as accrued settlement in current liabilities. In
February, this offer was rescinded and the financial statements were restated to reverse the treasury stock.

STOCK OPTIONS

         In connection with the employment agreements discussed in Note 7, the Company issued stock options to the officers which vest over the three years covered in the agreement and generally expire in five years.

         A summary of the stock option activity for the two years ended September 2000, all of which were nonqualified stock options, is set forth below:



                                                                          Weighted            Average
                                                                          Number of           Exercise
                                                                           Options             Price

Granted                                                                    400,000           $   .625
Exercised                                                                        -                  -
Canceled                                                                         -                  -
                                                                           -------            -------

Outstanding at September 30, 1999 and 2000                                 400,000           $   .625
                                                                           =======            =======
Exercisable at September 30, 2000                                          166,667           $   .625
                                                                           =======            =======


         The weighted average fair value of options granted in 1999 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 90%, risk-free interest rate ranging from
4.85 to 6.18 and expected option life of 3 years.

         The per share weighted-average fair value of stock options granted during 1999 was $2.18. The per share weighted average remaining life of the options outstanding at September 30, 2000 is 1.5 years.

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

                                                                                     September 30,
                                                                                        1999
Net loss:
  As reported                                                                        $ 3,942,234
  Pro forma                                                                          $ 4,069,899


         For the years ended September 30, 1999 and 2000 the Company recorded noncash charges totaling $17,666 and $35,333, in connection with the grant of 400,000 options to employees. Such charges are the result of the differences between the quoted market value of the Company's common stock on the date of grant and the exercise price for options issued to employees.

WARRANTS

         In connection with the Plan of Reorganization effective January 4, 1999, approximately 367,355 shares issued entitled each holder to a warrant to purchase stock, effective from July 4, 1999 through July 4, 2000. The exercise price is equal to 75% of the trading price on the date exercised.

         In connection with private placements during fiscal year ended September 30, 2000, 3,556,040 warrants are exercisable at $1.50.

PREFERRED STOCK

         The certificate of incorporation of the Company authorizes its board of directors to issue for value 1,000,000 shares of preferred stock, $10 par value. Preferred stock may be issued in series with such designations, relative rights, preferences and limitations as may be fixed from time to time by the board of directors of the Company. In connection with the predecessor's acquisition of PTS, the Company issued 75,000 shares were converted into common stock on a one to one basis pursuant to the plan of reorganization. As of September 30, 2000 the Company had no preferred stock outstanding.

                                 eCONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - TRANSACTIONS WITH RELATED PARTIES

         During the fiscal year ended September 30, 1999 two officers of the Company advanced $38,954 of working capital to the Company with no specific repayment terms and no interest. These advances are expected to be repaid from the proceeds of pending private placements.

         In September 1999, a shareholder advanced the company $15,000 with interest at 7% per annum and principal due on demand. Interest expense of $0 and $1,350 was recorded for the fiscal year ended September 30, 1999 and; to date no demand has been made for repayment.

         During the fiscal year ended September 30, 2000 two officers of the Company advanced $327,000 to the Company and in turn were issued 327,000 shares of the Company's common stock for repayment.

         During the fiscal year ended September 30, 2000 four officers received 478,424 shares of the Company's common stock in lieu of unpaid salary and expenses totaling $478,424.

         In connection with the acquisition of the MPI Subsidiary an officer advanced the Company $150,000 in September, 2000 and personally guaranteed a $250,000 note to the seller in exchange for 400,000 shares of the Company's common stock.


NOTE 6 - LEASES

The Company had leased certain of its office facilities and office equipment under operating leases. As a result of the plan of reorganization, no obligations for leases remained as of September 30, 1998. On January 5, 1999 the Company entered into an operating lease for the present office premises for a period of three years commencing on February 1, 1999 through January 31, 2002. The Company's MPI subsidiary recently extended its New York City premises lease through December, 2002. The leases call for basic rent and certain occupancy costs and the remaining minimum payments under the lease at September 30, 2000 are as follows:

Through fiscal year ending:


   September 30, 2001                                                  $ 106,301
   September 30, 2002                                                     77,201
   September 30, 2003                                                     15,374
                                                                         -------
   Total                                                               $ 198,876
                                                                         =======

                                 eCONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - COMMITMENTS AND CONTINGENCIES

         The Company's predecessor's subsidiaries were involved in various litigation in connection with their prior operations which were eliminated by the reorganization under bankruptcy.

         In connection with the predecessor's acquisition and operation of its former operating subsidiary PTS, the Company had terminated and commenced an action against the former president of the PTS subsidiary. In turn, the former president had commenced an action for wrongful termination against the Company. These actions were dismissed in the bankruptcy proceedings and the former president has appealed this decision. The Company has placed 200,000 shares in escrow and recorded the shares as treasury stock pending the acceptance or lack thereof of the offer. The offer value was based upon 58,833 shares reserved at the time of the plan of reorganization at $.105 and 141,167 shares valued at $1.25, the market price on the date the shares were put in escrow. The Company rescinded its offer and restated opening equity by reversing treasury stock.

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

                 Calendar Year            Amount
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

NOTE 8 - INCOME TAXES

         No provision has been made for corporate income taxes on the parent company due to cumulative losses incurred. The Company has available unrealized tax benefits of approximately $2,828,800 in the form of net operating loss ("NOL") carryforwards of approximately $8,320,000 for federal income tax purposes to reduce future taxable income. If not utilized, the federal NOL's expire at various dates through 2020.

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

         During the fiscal year end September 30, 2000 provision for taxes on the Company's consolidated subsidiary for the four months ended September 30, 2000 consisted of the following:

                           Total                 Federal            State & Local
                          -------               ---------          ---------------
 Current                  $ 39,740              $ 20,645           $  19,095
 Deferred                    1,250                 1,250                   0
                           -------               -------             -------
 Total                    $ 40,990              $ 21,895           $  19,095
                           =======               =======             =======

NOTE 9 - PROPERTY AND EQUIPMENT

         Property and equipment, at cost, at September 30, 2000 is as follows:

Production equipment                                                                    $ 112,796

Office equipment                                                                         $ 35,683

Leasehold improvements                                                                   $  2,480

Less- Accumulated depreciation                                                            (18,790)
                                                                                          -------

                                                                                         $132,169
                                                                                          =======

         Depreciation expense for the period from April 1, 1998 (date of inception) through September 30, 1999 and the year ended September 30, 2000 was $3,333 and $15,097, respectively.

NOTE 10 - NOTES PAYABLE

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

         In connection with the acquisition of the majority interest of the MPI subsidiary, an officer guaranteed a $250,000 note to the seller which was repaid subsequent to September 30, 2000.

         Bank credit line represents revolving line of credit of the Company's MPI subsidiary at prime plus 2.5 percent personally guaranteed by the officer.

                                 eCONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - ACQUISITION OF MAJORITY INTEREST IN CONSOLIDATED SUBSIDIARY

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

         On May 31, 2000 the Company acquired 46% and on September 28, 2000 the Company acquired an additional 5% of MPI with the issuance of common stock, cash and expenses totaling $5,987,500 and assumed liabilities in excess of basis of $249,193. This excess was recorded at $2,760,000 of goodwill with a 20 year life; $2,607,519 of licensing rights with the life of 10 years and $869,174 of customer lists with a life of 7 years, all of which are included in intangible assets, net of $174,307 of amortization for the four months ended September 30, 2000.

The following unaudited pro forma summary presents the consolidated results of operations as if the business combination had occurred on October 1, 1999:


            For the year ended
            September 30, 2000
            ------------------
               Revenue                                $  3,515,133

               Net loss                                 (3,312,117)

               Loss per share                         $    (.23)

The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date and on the basis assumed above.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  NONE.

                                    PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

Our present executive officers and directors are:

NAME                        AGE         POSITION HELD
----                        ---         -------------
John P. Sgarlat            50           Chairman of the Board of
                                        Directors and Chief Executive Officer

William H. Campbell        55           Executive Vice President, CFO, - Corporate
                                        Secretary and Director

Gary A. Goodell            50           Director

John B.A. Haggin, Jr.      44           Executive Vice President -
                                        Development and Director

Cornelia Eldridge          46           Director



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

         William H. Campbell has served as our Executive Vice President -Corporate Affairs since January 4, 1999. He has 15 years experience in investor and corporate relations. Through the years Mr. Campbell established contacts with the financial press, radio, television and print which included television interviews with CNN, FNN and many local stations. He has also been interviewed and quoted in many major business and financial publications.

         Gary Goodell served as our Executive Vice President - Marketing from January 4, 1999 through September, 2000. Mr. Goodell has 25 years experience in radio, TV and recording industry. Prior to joining the Company, since 1994 he was contracted with a major market television station to produce and syndicate programming to over 300 stations. He has owned and operated radio stations. In the record industry he has marketed and promoted top acts for CBS, Warner Brothers, EMI, RCA and Capital.

         John B.A. Haggin, Jr. has served as our Executive Vice President - Development since January 4, 1999. Mr. Haggin is a real estate developer and philanthropist; B.A. in Business, Valley Forge Military Academy, Wayne, PA, 1977. CEO Tri-Star Construction, Wellington, FL 1994; Founder, Haggin Family Foundation for Special Olympics, Palm Beach, FL Fundraiser, Migrant Workers of Hope Town, Florida 1996.

         Cornelia Eldridge has served as a director since February 2000. She is President of Eldridge Associates, Inc. (EAI), a management consulting firm she founded in 1981. Prior to building her own Firm, Cornelia held management positions at Mass Mutual Life Insurance Co., Loeb Rhoades and Touche Ross & Co. She was also a Partner at Ditri Associates, a leverage buyout firm that focuses on taking over under performing manufacturing companies. Cornelia has a BA from Ohio Wesleyan University and an MBA from University of Massachusetts. She serves on the Board of DE Frey, Inc., a financial services firm, SysComm, Inc., the largest assembler and reseller of IBM mid-tange computers, and Registry Magic, Inc., a voice recognition company.

Item 10. EXECUTIVE COMPENSATION.


                                                                 Securities
                                                                and property
                                              Salaries,           insurance
                                                fees,            benefits or
                                              director's          repayment
Name of individual                              fees,                of
or number of              Capacities in       commission           personal
persons in group          which served        and bonuses          benefits
John P. Sgarlat(1)        Chairman, CEO        $240,000               0

William H. Campbell(1)    Exec. VP              150,000               0

Gary A. Goodell(1)        Exec. VP              100,250               0

John Haggin(1)            Exec. VP              165,897               -

                                               $656,147               0


(1) Denotes Director.

         On September 24, 1999 the Company entered into employment agreements with Messrs. Sgarlat, Campbell and Goodell. The general terms of the agreements provide for the officers to receive annual salaries of $240,000, $150,000 and $125,000, respectively and annual increases of 10% in future years. After the initial three year term, the agreements provide for one year annual renewals at a 10% increase. The agreements also provide for options to purchase an aggregate of 133,333 shares per year for the first 3 years at $.625.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

MANAGEMENT

         The following table sets forth the number of Common Shares of the Company owned by record, or to the knowledge of the Company, beneficially, by each Officer or Director of the Company and by each person owning five percent or more of the Company's outstanding shares, as of September 30, 2000.


                                Amount and Nature of      Percentage of
Name and Address                Beneficial Ownership       Class Owned
----------------                --------------------       -----------
John Sgarlat(1)                       3,000,000                 17.1

William Campbell                      1,025,179                  5.8

Gary Goodell                          1,017,384                  5.8

John B. Haggin                          904,736                  5.1

Cornelia Eldridge                             0                    0

Robert Marty                          1,350,000                  7.7


         All officers and directors as a group own 7,297,299 or 41.5% of the outstanding shares of the Company.

(1)  includes 88,875 held by family members.

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

         During the fiscal year ended September 30, 2000 two officers of the Company advanced $327,000 to the Company and in turn were issued 327,000 shares of the Company's common stock for repayment.

         During the fiscal year ended September 30, 2000 four officers received 478,424 shares of the Company's common stock in lieu of unpaid salary and expenses totaling $478,424.

         In connection with the acquisition of the MPI subsidiary an officer advanced the Company $150,000 in September, 2000 and personally guaranteed a $250,000 note to the seller in exchange for 400,000 shares of the Company's common stock.

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

(10)*                Employment Agreement with:
(10.1)*

                  (a) John P. Sgarlat

                  (b) William Campbell

                  (c) Gary Goodell

10.2              (a) Assignment of Rocky Mountain Music Marketing Contract

10.3              (b) Contract with Independence Public Media***

10.4              (c) Licensing Agreement Spartan Sporting Goods.

10.5*             Stock Purchase Agreement between MPI Media Productions
                  International, Inc. and eContent, Inc.



* The above items were previously filed and are hereby incorporated by reference.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      eContent, Inc.
                                      (formerly Media Vision Productions, Inc.),
                                      ------------------------------------------

Dated: January 12, 2001
                                      By: /s/ JOHN P. SGARLAT
                                         --------------------------------------
                                         John P. Sgarlat, Chairman, CEO



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


BY: /s/ JOHN P. SGARLAT                  January 12, 2001
------------------------------
John P. Sgarlat, Chairman, CEO



BY: /s/ WILLIAM H. CAMPBELL              January 12, 2001
-------------------------------
William H. Campbell, CFO



BY: /s/ JOHN HAGGIN                      January 12, 2001
-------------------------------
John Haggin, COO