Form 10KSB/A
period 2000-09-30
ECONTENT INC
filed 2001-02-16
CIK 820789

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 FORM 10-KSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                        COMMISSION FILE NUMBER 33-16736

                            ------------------------

                                 eCONTENT, INC.
                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
             (Exact name of registrant as specified in its charter)

                   DELAWARE                               23-2442288
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)

105 S. NARCISSUS AVE. #701 WEST PALM BEACH, FL               33401
   (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (561) 835-0094

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

                                (Title of Class)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. Yes /X/

    Indicate by check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 5(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes /X/ No / /

    As of September 30, 2000 the Company had 17,590,314 shares of common stock and no shares of preferred stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

GENERAL DESCRIPTION OF BUSINESS

    eContent, Inc. is a fully reporting public company, registered with Standard & Poors and listed for trading on the NASDAQ OTC:BB under the symbol ETNT. In the fiscal year ended September 30, 2000, the Company acquired a majority interest in MPI Media Productions International, Inc. for $1,768,000 cash and 1,350,000 shares of restricted common stock.

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

    On or before April 1, 2001, the Company intends to acquire the remaining 49% minority interest of MPI.

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

    On October 1, 1999, the stock commenced trading, with a new name, e-Content, Inc., a new symbol, "ETNT" and a new future, Television Driven E-Commerce Marketing.

    During the year ended September 30, 2000, the Company increased its investment in MPI to $1,768,0000, and MPI has become a consolidated subsidiary of ETNT. In the stock purchase agreement dated May 30, 2000, the Companies were not scheduled to consolidate operations until the second quarter of 2001.

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

    In conjunction with eContent this marketing continuum is extended to include Internet Stores and retail sales channels.

    On September 5, 2000 the Company incorporated a wholly owned subsidiary to hold and capitalize on its sports marketing licenses called National Licensing Corporation.

    On September 27, 2000, the Company executed a non-binding letter of intent to acquire Internet Broadcast Networks, Inc. The acquisition, if consummated, would be based upon a mutually agreed quantity of the Company's common shares and IBN's designates would have the right to appoint one member to the Board of Directors of the Company.

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

    The Company's MPI Subsidiary leases approximately 5,000 square feet in New York City for approximately $60,000 per year through 2001 and $61,500 for 2002.

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

                                                               HIGH BID       LOW BID
                                                              -----------   -----------
FISCAL YEAR ENDED SEPTEMBER 30, 1999
    First Quarter...........................................  Unavailable   Unavailable
    Second Quarter..........................................  Unavailable   Unavailable
    Third Quarter...........................................      $ 2.625       $   .50
    Fourth Quarter..........................................      $ 1.375       $   .75

FISCAL YEAR ENDED SEPTEMBER 30, 2000
    First Quarter...........................................      $ 2.125       $ .4375
    Second Quarter..........................................      $ 2.125       $ .8438
    Third Quarter...........................................      $2.4375       $1.0625
    Fourth Quarter..........................................      $1.1875       $  .375

    (B)  SHAREHOLDERS

    As of September 30, 2000, we had 17,590,314 shares of common stock outstanding and approximately 998 stockholders of record.

    (C)  DIVIDENDS

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

RESULTS OF OPERATIONS

    YEAR ENDED SEPTEMBER 30, 2000 VS. YEAR END SEPTEMBER 30, 1999

    The Company has recorded revenue of $1,474,209 for the year ended September 30, 2000 as compared to no revenue for the comparable period ended September 30, 1999.

    The Company recorded a net loss of $3,516,517 for the year ended September 30, 2000 as compared to a loss of $3,942,234 for the comparable period ended September 30, 1999 a decrease of $425,717. This represents a loss per common share of $.27 for the year ended September 30, 2000 as compared to a loss per common share of $.70 for the period ended September 30, 1999.

    Development, production and distribution expenses rose to $1,869,268 in fiscal 2000 compared to $127,387 in fiscal 1999. General and administrative expenses rose to $1,520,294 in fiscal 2000 from $726,219 for the comparable period in fiscal 1999. The initial revenue from operations included in fiscal 2000 are a result of the acquisition of the MPI Subsidiary, effective June 1, 2000.

PLAN OF OPERATIONS AND BUSINESS STRATEGY

    Marketing is an exciting business based on an exact science. Consumer spending is a direct function of media exposure. Television is the nations most popular and powerful media.

    eContent, Inc., ETNT, is a vertically integrated marketing company engaged in the creation of television show concepts and the development of related products and merchandising strategies. The production subsidiary of eContent Inc., MPI Media Productions International, Inc. develops, produces and syndicates programming to major networks worldwide. Founded in 1986, by award-winning producer/director Bob Marty, MPI has produced shows for PBS, CBS, BBC, A&E and the Discovery Health Channel. MPI programs have been viewed by an estimated 150 million people. eContent Inc. has a long-term contract to produce network quality television programming for distribution to the Independence Public Media, Philadelphia. Public Television reaches 99% of American households. There are 346 Public Television Stations, with 101 million loyal weekly viewers nationwide. MPI has established itself as a major producer of Public Television family oriented entertainment including high profile "SELF-HELP" and "CONCERT" Fund Raising Specials. PBS will release six new MPI Specials this season; fifteen new shows are in various stages of pre-production and production for various networks including Public Television.

    The Company develops and retains a financial interest in products related to each MPI Special. Public Television offers these products (ie. books, cd's, videos, etc.) to viewers as an incentive to pledge during the station's Membership Drives. This nationwide exposure provides invaluable consumer recognition. These and other products are cross promoted and sold through a synchronized network of Mass Merchants, Bookstores, Music & Video Outlets, TV Shopping, Web and Print Channels.

MASS MERCHANTS       BOOKS          MUSIC & VIDEOS     PRINT                TV SHOPPING    WEB
--------------  ---------------   ------------------   -----------------   -------------   --------------
   Walmart          Borders             Tower          Parade                   QVC        Amazon.com
    K-Mart        Waldenbooks         Sam Goody        National Enquirer        HSN        CDNow.com
    Target      Barnes & Noble         Best Buy        USA Weekly           Infomercial    ibookstore.com

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

(CONTINUED)
    In the future, eContent Inc. will offer products, entertainment, and informational interactive services at a niche web community created in conjunction with each MPI Special. All customers, at all sales channels, will be issued a GOLD MEMBERSHIP at the Web Community for the show that inspired their purchase. Customers at each sales channel can produce current cash flow and earnings and become pre-qualified, zero cost, AAA Members of an eContent Niche Web Community.

    eContent Inc. has long standing relationships with large, well-respected companies in the telemarketing, credit card processing and fulfillment industries. This should insure convenient, safe, problem free electronic transactions for the eContent Inc. direct response and Web community customer.

    In summary, the eContent, Inc./MPI business model is designed to use proven structure to link "THE POWER OF TELEVISION TO THE POWER OF THE INTERNET". The Business Model has been tested and refined. Until the third quarter of 2001, its value will remain unproven.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital at September 30, 2000 was $178,476. Since the reorganization, the Company has funded its operations from the issuance of common stock and loans.

    The Company raised approximately $600,000 through the issuance of the Company's Common Stock during the quarter ending December 31, 2000 and plans to raise an additional $5,000,000 during fiscal 2001 in private placement transactions with accredited investors that are intended to be exempt from registration pursuant to 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

    The Company intends on acquiring the remaining 49% of MPI during fiscal 2001, which will utilize approximately $2,100,000 of these funds, the balance would be available for general corporate purposes.

    Should the Company not complete the 100% acquisition of MPI, the strategic alliance and production schedules will continue.

INFLATION

    The rate of inflation has had little impact on the Company's results of operations and is not expected to have a significant impact on continuing operations.

FORWARD LOOKING AND OTHER STATEMENTS

    We have made statements in this document that are forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "can," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future results of operations or on our fiscal conditions, or (3) state other "forward looking" information.

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

ITEM 7.  FINANCIAL STATEMENTS.

    (a)(1)  The following documents are filed as part of this report:

    a. Consolidated Financial Statements of the Registrant, eContent, Inc. and Subsidiaries (formerly Media Vision Productions, Inc.)

                                                                PAGES
                                                              ----------
Report of Independent Auditors'.............................         F-1
Consolidated Balance Sheet of eContent, Inc. and
  Subsidiaries (formerly Media Vision Productions, Inc.) as
  of September 30, 2000.....................................         F-2
Consolidated Statements of Operations of eContent, Inc. and
  Subsidiaries (formerly Media Vision Productions, Inc.) for the years ended September 30, 2000 and September 30, 1999
  and for the period from inception (April 1, 1998) through
  September 30, 2000........................................         F-3
Consolidated Statements of Changes in Stockholders' Equity
  of eContent, Inc. and Subsidiaries (formerly Media Vision
  Productions, Inc.) for the period from October 1, 1997 to
  September 30, 2000........................................   F-4 - F-6
Consolidated Statements of Cash Flows of eContent, Inc. and
  Subsidiaries (formerly Media Vision Productions, Inc.) for the years ended September 30, 2000 and September 30, 1999
  and for the period from inception (April 1, 1998) through
  September 30, 2000........................................         F-7
Notes to Consolidated Financial Statements..................  F-8 - F-19

    b.  Interim Financial Statements.

          Not Applicable

    c.  Financial Statements of Businesses Acquired and to be Acquired.

          Not Applicable

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

    Our present executive officers and directors are:

NAME                                          AGE      POSITION HELD
------------------------------------------  --------   ------------------------------------------
John P. Sgarlat...........................     50      Chairman of the Board of Directors and
                                                       Chief Executive Officer
William H. Campbell.......................     55      Executive Vice President, CFO, Corporate
                                                       Secretary and Director
Gary A. Goodell...........................     50      Director
John B.A. Haggin, Jr......................     44      Executive Vice President--Development
                                                       and Director
Cornelia Eldridge.........................     46      Director

    John P. Sgarlat has served as our Chairman of the Board of Directors and Executive Officer since January 4, 1999. Mr. Sgarlat has extensive experience in the Investment Banking, Direct Response Marketing and Media Industries.
Mr. Sgarlat graduated from Villanova University, Magna Cum Laude, with a Bachelor of Arts degree in Philosophy. He also completed a three-year program in the Securities Industry Association Division of the University of
Pennsylvania--Wharton School of Finance.

    William H. Campbell has served as our Executive Vice President--Corporate Affairs since January 4, 1999. He has 15 years experience in investor and corporate relations. Through the years Mr. Campbell established contacts with the financial press, radio, television and print which included television interviews with CNN, FNN and many local stations. He has also been interviewed and quoted in many major business and financial publications.

    Gary Goodell served as our Executive Vice President--Marketing from January 4, 1999 through September, 2000. Mr. Goodell has 25 years experience in radio, TV and recording industry. Prior to joining the Company, since 1994 he was contracted with a major market television station to produce and syndicate programming to over 300 stations. He has owned and operated radio stations. In the record industry he has marketed and promoted top acts for CBS, Warner Brothers, EMI, RCA and Capital.

    John B.A. Haggin, Jr. has served as our Executive Vice
President--Development since January 4, 1999. Mr. Haggin is a real estate developer and philanthropist; B.A. in Business, Valley Forge Military Academy, Wayne, PA, 1977. CEO Tri-Star Construction, Wellington, FL 1994; Founder, Haggin Family Foundation for Special Olympics, Palm Beach, FL Fundraiser, Migrant Workers of Hope Town, Florida 1996.

    Cornelia Eldridge has served as a director since February 2000. She is President of Eldridge Associates, Inc. (EAI), a management consulting firm she founded in 1981. Prior to building her own Firm, Cornelia held management positions at Mass Mutual Life Insurance Co., Loeb Rhoades and Touche Ross & Co. She was also a Partner at Ditri Associates, a leverage buyout firm that focuses on taking over under performing manufacturing companies. Cornelia has a BA from Ohio Wesleyan University and an MBA from University of Massachusetts. She serves on the Board of DE Frey, Inc., a financial services firm, SysComm, Inc., the largest assembler and reseller of IBM mid-range computers, and Registry
Magic, Inc., a voice recognition company.

ITEM 10.  EXECUTIVE COMPENSATION.

                                                                                        SECURITIES
                                                                                       AND PROPERTY
                                                                          SALARIES,     INSURANCE
                                                                            FEES,      BENEFITS OR
                                                                         DIRECTOR'S     REPAYMENT
                 NAME OF INDIVIDUAL                                         FEES,           OF
                    OR NUMBER OF                        CAPACITIES IN    COMMISSION      PERSONAL
                  PERSONS IN GROUP                      WHICH SERVED     AND BONUSES     BENEFITS
                 ------------------                    ---------------   -----------   ------------
John P. Sgarlat(1) ..................................  Chairman, CEO      $240,000            0
William H. Campbell(1) ..............................  Exec. VP            150,000            0
Gary A. Goodell(1) ..................................  Exec. VP            100,250            0
John Haggin(1) ......................................  Exec. VP            165,897           --
                                                                          --------
                                                                          $656,147            0

------------------------

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

MANAGEMENT

    The following table sets forth the number of Common Shares of the Company owned by record, or to the knowledge of the Company, beneficially, by each Officer or Director of the Company and its MPI Subsidiary and by each person owning five percent or more of the Company's outstanding shares, as of September 30, 2000.

                                                              AMOUNT AND NATURE OF   PERCENTAGE OF
NAME AND ADDRESS                                              BENEFICIAL OWNERSHIP    CLASS OWNED
----------------                                              --------------------   -------------
John Sgarlat(1) ............................................        3,000,000            17.1
William Campbell............................................        1,025,179             5.8
Gary Goodell................................................        1,017,384             5.8
John B. Haggin..............................................          904,736             5.1
Cornelia Eldridge...........................................                0               0
Robert Marty................................................        1,350,000             7.7

    All officers and directors as a group own 7,297,299 or 41.5% of the outstanding shares of the Company.

------------------------

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

    In connection with the acquisition of the MPI subsidiary an officer advanced the Company $150,000 in September, 2000 and personally guaranteed a $100,000 note to the seller in exchange for 400,000 shares of the Company's common stock.

                                    PART IV

ITEM 13.  EXHIBITS.

    (a)(1) The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

EXHIBIT NUMBER
REFERENCE                                       DESCRIPTION
---------------------   ------------------------------------------------------------
   (2a)*                2nd Amended Plan of Reorganization

                        Agreement and Plan of Merger between Media Vision
   (2b)*                Production, Inc and Media Vision Properties, Inc.

   (3a)*                Articles of Incorporation, as amended

   (3b)*                By-laws, as amended

   (4)*                 Specimen of Common Stock certificate

                        (a)

  (10)*                 Employment Agreement with:

  (10.1)                (a)* John P. Sgarlat

                        (b)* William Campbell

                        (c)* Gary Goodell

                        (d) John B. Haggin

   10.2*                (a) Assignment of Rocky Mountain Music Marketing Contract

   10.3*                (b) Contract with Independence Public Media***

   10.4*                (c) Licensing Agreement Spartan Sporting Goods.

                        Stock Purchase Agreement between MPI Media Productions
   10.5*                International, Inc. and eContent, Inc.

------------------------

* The above items were previously filed and are hereby incorporated by reference.

                                   SIGNATURES

    In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       eCONTENT, INC.
                                                       (formerly Media Vision Productions, Inc.)
Dated: February 10, 2001

                                                       By:             /s/ JOHN P. SGARLAT
                                                            -----------------------------------------
                                                                         John P. Sgarlat
                                                                          CHAIRMAN, CEO

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        NAME                                    TITLE                      DATE
                        ----                                    -----                      ----
                 /s/ JOHN P. SGARLAT
     -------------------------------------------       Chairman, CEO                February 10, 2001
                   John P. Sgarlat

               /s/ WILLIAM H. CAMPBELL
     -------------------------------------------       CFO                          February 10, 2001
                 William H. Campbell

                   /s/ JOHN HAGGIN
     -------------------------------------------       COO                          February 10, 2001
                     John Haggin

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of eContent, Inc. and Subsidiaries (Formerly Media Vision Productions, Inc.)

    We have audited the accompanying consolidated balance sheet of eContent, Inc. and Subsidiaries (formerly Media Vision Productions, Inc.) and subsidiaries as of September 30, 2000 and the related consolidated statements of operations and cash flows for the two years then ended and from April 1, 1998 (Date of Inception) through September 30, 2000 and the consolidated statement of stockholders' equity from October 1, 1997 through September 30, 2000 in the accompanying index to the financial statements (Item 7.). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eContent, Inc. and Subsidiaries (formerly Media Vision, Inc) as of September 30, 2000, and the results of operations and its cash flows for the two years then ended and from April 1, 1998 (Date of Inception) through September 30, 2000 in conformity with generally accepted accounting principles.

                                          SCHUHALTER, COUGHLIN & SUOZZO, LLC

Raritan, New Jersey
January 4, 2001
                        eCONTENT, INC. AND SUBSIDIARIES
                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000

                           ASSETS
Current Assets
  Cash and equivalents......................................  $   267,813
  Restricted cash...........................................        1,860
  Accounts receivable billed and unbilled--Net of $9000
    allowance for bad debt..................................      401,717
  Due from selling stockholder..............................      141,265
  Prepaid expenses and other current assets.................       74,089
                                                              -----------

    Total Current Assets....................................      886,744
                                                              -----------
Property and equipment, net of $18,790 accumulated
  depreciation..............................................      132,169
                                                              -----------

Other Assets
  Intangible assets, net of accumulated amortization of
    $205,975................................................    6,121,199
  Deposits..................................................       19,544
                                                              -----------
    Total Other Assets......................................    6,140,743
                                                              -----------
    Total Assets............................................    7,159,656
                                                              ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Accounts payable and accrued expenses.....................      323,691
  Corporate taxes payable...................................       66,431
  Bank credit line..........................................       53,146
  Due to stockholder........................................       15,000
  Due to selling stockholder................................      100,000
  Due to director...........................................      150,000
                                                              -----------
    Total Liabilities.......................................      709,268
                                                              -----------

Commitments and Contingencies (Note 7)......................           --
Minority interests in consolidated subsidiary...............       36,775
                                                              -----------

Stockholders' Equity
  Common stock, par value $.08 per share; authorized
    50,000,000 shares, 17,590,314 issued and outstanding....    1,407,225
  Convertible preferred stock, authorized 1,000,000 shares,
    par value $10.00; no shares issued and outstanding......           --
  Additional paid in capital................................   12,660,898
  Deferred compensation.....................................      (53,000)
  Deficit accumulated during development stage..............   (7,600,510)
                                                              -----------
    Total Stockholders' Equity..............................    6,414,613
                                                              -----------
    Total Liabilities and Stockholders' Deficit.............    7,159,656
                                                              ===========

   The accompanying notes are an integral part of these financial statements.

                        eCONTENT, INC. AND SUBSIDIARIES
                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             FROM
                                                                                           APRIL 1,
                                                                                             1998
                                                            FOR THE         FOR THE        (DATE OF
                                                             YEAR            YEAR         INCEPTION)
                                                             ENDED           ENDED            TO
                                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                             1999            2000            2000
                                                         -------------   -------------   -------------
Production Revenue.....................................   $        --     $ 1,131,398     $ 1,131,398
Royalty and Other Revenue..............................            --         342,811         342,811
                                                          -----------     -----------     -----------
TOTAL REVENUES.........................................   $        --       1,474,209       1,474,209
                                                          -----------     -----------     -----------
COSTS AND EXPENSES:
  Development, production and distribution.............       127,387       1,869,268       1,996,655
  General and administrative...........................       726,219       1,520,294       2,388,272
  Depreciation and amortization........................        16,905         207,500         224,405
  Stock based compensation.............................     3,043,667       1,289,396       4,333,062
                                                          -----------     -----------     -----------
      TOTAL COSTS AND EXPENSES.........................     3,914,178       4,886,457       8,942,394

      LOSS FROM OPERATIONS
        before other expenses and provision
        for income taxes...............................     3,914,178       3,412,248       7,468,185

      OTHER INCOME (EXPENSE):
        Bad debt expense...............................            --          (3,000)         (3,000)
        Settlement expense.............................       (10,556)        (22,288)        (32,844)
        Interest income................................            --           2,487           2,487
        Interest expense...............................       (17,500)         (3,703)        (21,203)
        Minority interest in consolidated subsidiary
          earnings.....................................            --         (36,775)        (36,775)
                                                          -----------     -----------     -----------
      TOTAL OTHER INCOME (EXPENSE).....................       (28,056)        (63,279)        (91,335)
                                                          -----------     -----------     -----------

      LOSS BEFORE INCOME TAXES.........................     3,942,234       3,475,527       7,559,520
        Provision for income taxes.....................            --         (40,990)        (40,990)
                                                          -----------     -----------     -----------
      NET LOSS.........................................   $(3,942,234)    $(3,516,517)    $(7,600,510)
                                                          ===========     ===========     ===========
LOSS PER COMMON SHARE, BASIC
  AND DILUTED..........................................   $      (.70)    $      (.27)
                                                          ===========     ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC AND
  DILUTED..............................................     5,653,619      12,914,484
                                                          ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        eCONTENT, INC. AND SUBSIDIARIES
                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2000

                                 COMMON STOCK           PREFERRED STOCK                      ADDITIONAL
                            -----------------------   --------------------     DEFERRED        PAID IN
                              SHARES       AMOUNT      SHARES     AMOUNT     COMPENSATION      CAPITAL      (DEFICIT)
                            -----------   ---------   --------   ---------   -------------   -----------   ------------
Balance, October 1, 1997
  as previously
  reported................    9,106,365   $ 291,404     75,000   $ 750,000             --    $ 3,166,718   $  5,313,638
Cancellation of preferred
  shares for conversion to
  common stock on one to
  one basis in
  reorganization..........       75,000       2,400    (75,000)   (750,000)            --        747,600             --
Reverse split of one new     (9,181,365)   (293,804)        --          --             --             --             --
  share of common
  stock for each 25 prior
  shares of common
  stock and change of
  par value to $.80.......      367,355     293,804         --          --             --             --             --
Retained deficit prior to
  reorganization charged
  to additional paid in
  capital.................           --          --         --          --             --     (4,211,354)    (4,211,354)
Net income reported by
  predecessor for the year
  ended September 30,
  1998....................           --          --         --          --             --      1,016,185      1,016,185
Issuance of common stock
  for the cancellation of
  indebtedness pursuant to
  plan of
  reorganization..........       30,970      24,632         --          --             --        (21,400)            --
                            -----------   ---------   --------   ---------    -----------    -----------   ------------
  Subtotal................      398,045     318,436         --          --             --       (318,436)       (86,099)
Change of par value from
  $.80 to $.08............           --    (286,592)        --          --             --        286,592             --
Retroactive effect of
  recapitalization on
  January 4, 1999
  including the
  elimination of prior
  retained deficit........    4,000,000     320,000         --          --             --       (320,000)        86,099
                            -----------   ---------   --------   ---------    -----------    -----------   ------------
Balance as restated for
  recapitalization
  effective April 1,
  1998....................    4,398,045   $ 351,844   $     --   $      --    $        --    $  (351,844)  $         --
                            ===========   =========   ========   =========    ===========    ===========   ============

                                TOTAL
                            STOCKHOLDERS'
                               EQUITY
                            -------------
Balance, October 1, 1997
  as previously
  reported................  $ (1,102,284)
Cancellation of preferred
  shares for conversion to
  common stock on one to
  one basis in
  reorganization..........            --
Reverse split of one new              --
  share of common
  stock for each 25 prior
  shares of common
  stock and change of
  par value to $.80.......            --
Retained deficit prior to
  reorganization charged
  to additional paid in
  capital.................            --
Net income reported by
  predecessor for the year
  ended September 30,
  1998....................            --
Issuance of common stock
  for the cancellation of
  indebtedness pursuant to
  plan of
  reorganization..........            --
                            ------------
  Subtotal................       (86,099)
Change of par value from
  $.80 to $.08............            --
Retroactive effect of
  recapitalization on
  January 4, 1999
  including the
  elimination of prior
  retained deficit........        86,099
                            ------------
Balance as restated for
  recapitalization
  effective April 1,
  1998....................  $         --
                            ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        eCONTENT, INC. AND SUBSIDIARIES
                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

                   FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2000

                               COMMON STOCK                                                ADDITIONAL
                           ---------------------   PREFERRED    STOCK       DEFERRED        PAID IN
                             SHARES      AMOUNT     SHARES      AMOUNT    COMPENSATION      CAPITAL       (DEFICIT)
                           ----------   --------   ---------   --------   -------------   ------------   ------------
Balance as restated for
  recapitalization
  effective April 1,
  1998...................   4,398,045   $351,844         --    $     --    $       --     $   (351,844)  $         --
Issuance of common stock,
  in private placement,
  net of offering costs
  of $14,011.............     255,000     20,400         --          --            --          220,589             --
Correction of predecessor
  shares canceled in
  reverse split and
  cancellation of
  indebtedness...........      (2,836)      (227)        --          --            --              227             --
Net loss for the period
  from April 1, 1998
  (date of inception) to
  September 30, 1998.....          --         --         --          --            --               --       (141,759)
                           ----------   --------    -------    --------    ----------     ------------   ------------
Balance, September 30,
  1998, as restated......   4,650,209    372,017         --          --            --         (131,028)      (141,759)
Issuance of common stock
  in connection with the
  extension of note
  payable................     500,000     40,000         --          --            --          (15,000)            --
Issuance of common stock
  in private placements,
  net of offering costs
  of $62,472.............     912,500     73,000         --          --            --          776,028             --
Issuance of common stock
  in consideration for
  cancellation of note
  payable plus accrued
  interest...............     500,000     40,000         --          --            --          227,500             --
Issuance of common stock
  to employees for
  services...............   3,400,000    272,000         --          --            --        2,754,000             --
Issuance of stock options
  to employees...........          --         --         --          --       (88,333)         106,000             --
Net loss for the year
  ended September 30,
  1999...................          --         --         --          --            --               --     (3,942,234)
                           ----------   --------    -------    --------    ----------     ------------   ------------
Balance at September 30,
  1999...................  10,162,709   $797,017         --    $     --    $  (88,333)    $  3,717,500   $ (4,083,993)
                           ==========   ========    =======    ========    ==========     ============   ============

                               TOTAL
                           STOCKHOLDERS'
                              EQUITY
                           -------------
Balance as restated for
  recapitalization
  effective April 1,
  1998...................  $         --
Issuance of common stock,
  in private placement,
  net of offering costs
  of $14,011.............       240,989
Correction of predecessor
  shares canceled in
  reverse split and
  cancellation of
  indebtedness...........            --
Net loss for the period
  from April 1, 1998
  (date of inception) to
  September 30, 1998.....      (141,759)
                           ------------
Balance, September 30,
  1998, as restated......        99,230
Issuance of common stock
  in connection with the
  extension of note
  payable................        25,000
Issuance of common stock
  in private placements,
  net of offering costs
  of $62,472.............       849,028
Issuance of common stock
  in consideration for
  cancellation of note
  payable plus accrued
  interest...............       267,500
Issuance of common stock
  to employees for
  services...............     3,026,000
Issuance of stock options
  to employees...........        17,667
Net loss for the year
  ended September 30,
  1999...................    (3,942,234)
                           ------------
Balance at September 30,
  1999...................  $    342,191
                           ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        eCONTENT, INC. AND SUBSIDIARIES
                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

                   FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2000

                               COMMON STOCK                                                ADDITIONAL
                          -----------------------   PREFERRED    STOCK       DEFERRAL        PAID IN
                            SHARES       AMOUNT      SHARES      AMOUNT    COMPENSATION      CAPITAL      (DEFICIT)
                          ----------   ----------   ---------   --------   -------------   -----------   ------------
Balance at October 1,
  1999..................   9,962,709   $  797,017         --          --     $(88,333)     $ 3,717,500   $ (4,083,993)
Shares issued in
  consideration for
  cancellation of
  officer loans.........     805,424       64,434         --          --           --          740,990             --
Issuance of shares in
  connection with
  acquisition of MPI
  subsidiary............   1,350,000      108,000         --          --           --        4,042,000             --
Issuance of stock
  options to employee of
  subsidiary............          --           --         --          --           --          368,750             --
Exercise of stock
  options...............     500,000       40,000         --          --           --           60,000             --
Issuance of common stock
  for services..........   1,135,000       90,800         --          --           --        1,801,952             --
Issuance of shares in
  private placement, net
  of option costs of
  $184,975..............   3,437,181      274,974         --          --           --        1,811,706             --
Shared issued for cash
  and guarantee of
  acquisition note......     400,000       32,000         --          --           --          118,000             --
Amortization of deferred
  compensation..........          --           --         --          --       35,333               --             --
  Net Loss..............          --           --         --          --           --               --     (3,516,517)
                          ----------   ----------    -------    --------     --------      -----------   ------------
                          17,590,314   $1,407,225         --          --     $(53,000)     $12,650,878   $ (7,600,510)
                          ==========   ==========    =======    ========     ========      ===========   ============

                              TOTAL
                          STOCKHOLDERS'
                             EQUITY
                          -------------
Balance at October 1,
  1999..................  $    342,191
Shares issued in
  consideration for
  cancellation of
  officer loans.........       805,424
Issuance of shares in
  connection with
  acquisition of MPI
  subsidiary............     4,150,000
Issuance of stock
  options to employee of
  subsidiary............       368,750
Exercise of stock
  options...............       100,000
Issuance of common stock
  for services..........     1,892,752
Issuance of shares in
  private placement, net
  of option costs of
  $184,975..............     2,086,680
Shared issued for cash
  and guarantee of
  acquisition note......       150,000
Amortization of deferred
  compensation..........        35,333
  Net Loss..............    (3,516,517)
                          ------------
                          $  6,414,613
                          ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        eCONTENT, INC. AND SUBSIDIARIES
                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           FROM
                                                                                         APRIL 1,
                                                                                           1998
                                                          FOR THE         FOR THE        (DATE OF
                                                           YEAR            YEAR         INCEPTION)
                                                           ENDED           ENDED            TO
                                                       SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                           1999            2000            2000
                                                       -------------   -------------   -------------
Cash flows from operating activities:
  Net Loss...........................................  $ (3,942,234)   $ (3,516,517)   $ (7,600,510)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization....................        16,905         207,500         224,405
    Interest expense.................................        17,500              --          17,500
    Loan fees........................................        25,000              --          25,000
    Stock based compensation and expenses paid by
      stock..........................................     3,043,667       2,585,670       5,629,337
Changes in assets and liabilities:
  Restricted Cash....................................            --         252,221         252,221
  Accounts Receivable................................            --         (88,465)        (88,465)
  Prepaid Expenses and other Current Assets..........            --          75,223          75,223
  Deferred Revenue...................................            --        (274,094)       (274,094)
  Taxes Payable......................................            --          47,012          47,012
  Accounts payable and accrued expenses..............        74,078        (111,037)        (31,672)
    Deposits.........................................        (4,200)         (2,390)         (6,590)
                                                       ------------    ------------    ------------
    Net cash used in operating activities............      (769,284)       (824,877)     (1,730,633)
                                                       ------------    ------------    ------------
Cash flows from investing activities:
  Investment in intangible assets....................       (90,481)     (1,737,500)     (1,827,981)
  Investment in property and equipment...............       (22,184)        (13,498)        (35,682)
  Advance on production rights.......................      (375,000)             --        (375,000)
                                                       ------------    ------------    ------------
    Net cash used in investing activities............      (487,665)     (1,750,998)     (2,238,663)
                                                       ------------    ------------    ------------
Cash flows from financing activities:
  Cash acquired in acquisition.......................            --         290,656         290,656
  Net proceeds from issuance of common stock.........       835,017       2,236,680       3,326,697
  Proceeds from loans................................       250,000              --         298,713
  Advances from officers.............................        38,954         327,000         365,954
  Advance from stockholder...........................        15,000              --          15,000
  Repayment of loans.................................       (48,713)        (11,198)        (59,911)
                                                       ------------    ------------    ------------
    Net cash provided by financing activities........     1,090,258       2,843,138       4,237,109
                                                       ------------    ------------    ------------
Net increase (decrease)in cash and cash
  equivalents........................................      (166,691)        267,263         267,813
Cash and cash equivalents,
  Beginning of Period................................       167,241             550               0
                                                       ------------    ------------    ------------
Cash and cash equivalents,
  End of Period......................................  $        550    $    267,813    $    267,813
                                                       ============    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        eCONTENT, INC. AND SUBSIDIARIES
                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND NATURE OF BUSINESS

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

    On October 1, 1999 the Company changed its name to eContent, Inc. The primary business of eContent is to design, develop and market television programming, internet content and to capitalize on related merchandising opportunities.

    In May, 2000, the Company acquired a 41% interest in Media Productions International, Inc. and on September 28, 2000 the Company increased its ownership to 51% of MPI.

NOTE 2--LOSSES DURING THE DEVELOPMENT STAGE

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

                        eCONTENT, INC. AND SUBSIDIARIES
                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REORGANIZATION AND SUBSEQUENT RECAPITALIZATION

    In July 1997, the Company's predecessor, Gulfstar Industries, filed a petition under Chapter 11 of the Bankruptcy laws. The Company's petition was confirmed by the Bankruptcy Court on September 2, 1998 and became effective on January 4, 1999. The Plan of Reorganization and confirmation of the same included the acceptance of the agreement and merger plan between eContent Inc. (formerly Media Visions Productions, Inc.) (the Company) and Media Vision Properties, Inc., whereby holders of existing voting shares immediately before the confirmation retain less than 50% of the voting shares of the surviving entity and the post petition liabilities allowed and claims exceed the carrying value of assets. On January 4, 1999, pursuant to the plan of reorganization and plan of merger the Company changed its name to Media Vision Productions, Inc. On October 1, 1999, the Company changed its name to eContent, Inc.

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

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated balance sheet as of September 30, 1999 includes the accounts of the Company and its wholly owned subsidiary, Media Vision Properties Inc., which commenced operations on April 1, 1998. The accompanying consolidated balance sheet as of September 30, 2000 includes the Company and its wholly owned subsidiaries, Media Vision Properties Inc. and National Licensing Corporation, as well as the Company's 51% owned subsidiary, MPI Media Productions International, Inc. The consolidated statements of operations include the results of operations of the Company and Media Vision Properties, Inc. for all periods presented and MPI Media Productions International, Inc. effective June 1, 2000 and National Licensing Corporation effective September 5, 2000.

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

                        eCONTENT, INC. AND SUBSIDIARIES
                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)
FIXED ASSETS

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

                        eCONTENT, INC. AND SUBSIDIARIES
                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)
LOSS PER COMMON SHARE, BASIC AND DILUTED

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

SUPPLEMENTAL INFORMATION--STATEMENT OF CASH FLOWS

                                                                FOR THE YEARS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                1999           2000
                                                              --------       --------
Interest Paid...............................................   $    0         $3,703
                                                               ======         ======
Income Taxes Paid...........................................   $    0         $  625
                                                               ======         ======

SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

                                                              FOR THE YEARS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Issuance of 500,000 shares of common shares for loan fees...  $ 25,000   $      0
                                                              ========   ========
Cancellation of $250,000 loan principal and accrued interest of $17,500 for issuance of 500,000 shares of common
  stock.....................................................  $267,500   $      0
                                                              ========   ========
Cancellation of $327,000 of advances from officers for
  issuance of 327,000 shares of common stock................  $      0   $327,000
                                                              ========   ========
Cancellation of $478,424 unpaid salary and expenses for
  issuance of 478,424 shares of common stock................  $      0   $478,424
                                                              ========   ========

ORGANIZATIONAL COSTS

    Costs incurred by the Company and liabilities assumed in the acquisition of eContent, Inc. accounted for as a recapitalization of Media Vision
Properties, Inc. have been capitalized at historical cost. Amortization is computed using the straight line method over the estimated life of 60 months.

    Amortization expense was $0, $13,572 and $18,096 for the period from April 1, 1998 through September 30, 1999 and for the years ended September 30, 1999 and 2000, respectively.

                        eCONTENT, INC. AND SUBSIDIARIES
                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)
STOCK-BASED COMPENSATION

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

INTANGIBLE ASSETS

    Intangible assets consist of Intellectual Property including Goodwill, licensing rights and customer lists were capitalized in connection with the acquisition discussed in Note 11, and MVPI pursuant to APB 16. Amortization is computed using the straight-line method over the estimated useful life of the assets, generally 20, 10 and 7 years, respectively.

    Amortization expense was $13,572 and $196,093 for the years ended September 30, 1999 and 2000, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. In June 2000, the SEC issued SAB No. 101B to defer the effective date of the implementation of SAB No. 101 until the fourth quarter of fiscal 2000. Management is currently evaluating the imapct of adopting the SAB, but does not believe that this SAB will have a material impact on its financial position or its results of operations.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 2000 (as amended by SFAS No. 137) and will not require retroactive restatement of prior-period financial statements. The Company currently does not use derivative and therefore this new pronouncement is not applicable.

NOTE 4--STOCKHOLDERS' EQUITY

COMMON STOCK

    The Company has authorized 50,000,000 shares of common stock with a par value of $.08.

                        eCONTENT, INC. AND SUBSIDIARIES
                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--STOCKHOLDERS' EQUITY (CONTINUED)
    As of October 1, 1997 the Company's predecessor had 9,181,365 shares of common stock outstanding, after the exchange of 75,000 preferred shares to common shares pursuant to the Plan of Reorganization.

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

                        eCONTENT, INC. AND SUBSIDIARIES
                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--STOCKHOLDERS' EQUITY (CONTINUED)

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

    A summary of the stock option activity for the two years ended September 2000, all of which were nonqualified stock options, is set forth below:

                                                            WEIGHTED    AVERAGE
                                                            NUMBER OF   EXERCISE
                                                             OPTIONS     PRICE
                                                            ---------   --------
Granted...................................................   400,000     $.625
Exercised.................................................        --        --
Cancelled.................................................        --        --
                                                            --------     -----
Outstanding at September 30, 1999.........................   400,000     $.625
                                                            --------     -----
Granted...................................................   500,000     $ .20
Exercised.................................................  (500,000)      .20
Cancelled.................................................        --        --
                                                            --------     -----
Outstanding at September 30, 2000.........................   400,000     $.625
                                                            ========     =====

    The per share weighted average remaining life of the options outstanding at September 30, 2000 is 1.5 years.

    The Company has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value. For pro forma purposes, the weighted average fair value of options granted in 1999 and 2000 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 90%, risk-free interest rate ranging from 4.85 to 6.18 and expected option life of 3
                        eCONTENT, INC. AND SUBSIDIARIES
                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--STOCKHOLDERS' EQUITY (CONTINUED) years. The per share weighted-average fair value of stock options granted during 1999 was $2.18. Had compensation expense for stock options granted under the Plan been determined based on fair value at the grant dates, the Company's net loss for 1999 and 2000 would have been increased to the pro forma amounts shown below.

                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                         1999            2000
                                                     -------------   -------------
Net loss:
  As reported......................................   $3,942,234       3,516,517
  Pro forma........................................   $4,069,899       3,548,117

    For the years ended September 30, 1999 and 2000 the Company recorded noncash charges totaling $17,666 and $35,333, in connection with the grant of 400,000 options to employees and $368,750 in connection with the grant of 500,000 options to employees in 2000. Such charges are the result of the differences between the quoted market value of the Company's common stock on the date of grant and the exercise price for options issued to employees.

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

PREFERRED STOCK

    The certificate of incorporation of the Company authorizes its board of directors to issue for value 1,000,000 shares of preferred stock, $10 par value. Preferred stock may be issued in series with such designations, relative rights, preferences and limitations as may be fixed from time to time by the board of directors of the Company. In connection with the predecessor's acquisition of PTS, the Company issued 75,000 shares which were converted into common stock on a one to one basis pursuant to the plan of reorganization. As of September 30, 2000 the Company had no preferred stock outstanding.

NOTE 5--TRANSACTIONS WITH RELATED PARTIES

    During the fiscal year ended September 30, 1999 two officers of the Company advanced $38,954 of working capital to the Company with no specific repayment terms and no interest. These advances are expected to be repaid from the proceeds of pending private placements.

    In September 1999, a shareholder advanced the Company $15,000 with interest at 7% per annum and principal due on demand. Interest expense of $0 and $1,350 was recorded for the fiscal year ended September 30, 1999 and, to date no demand has been made for repayment.

                        eCONTENT, INC. AND SUBSIDIARIES
                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--TRANSACTIONS WITH RELATED PARTIES

(CONTINUED)
    During the fiscal year ended September 30, 2000 two officers of the Company advanced $327,000 to the Company and in turn were issued 327,000 shares of the Company's common stock for repayment.

    During the fiscal year ended September 30, 2000 four officers received 478,424 shares of the Company's common stock in lieu of unpaid salary and expenses totaling $478,424.

    In connection with the acquisition of the MPI Subsidiary an officer advanced the Company $150,000 in September, 2000 and personally guaranteed a $100,000 note to the seller in exchange for 400,000 shares of the Company's common stock.

NOTE 6--LEASES

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

    Through fiscal year ending:

September 30, 2001..........................................  $106,301
September 30, 2002..........................................    77,201
September 30, 2003..........................................    15,374
                                                              --------
  Total.....................................................  $198,876
                                                              ========

NOTE 7--COMMITMENTS AND CONTINGENCIES

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

    On September 24, 1999 the Company entered into employment agreements with its president and two executive officers. The general terms of the agreements provide for the three officers to receive
                        eCONTENT, INC. AND SUBSIDIARIES
                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--COMMITMENTS AND CONTINGENCIES (CONTINUED) annual salaries totaling $515,000 for fiscal 2000, $566,500 for fiscal 2001 and $623,150 for fiscal 2002. Additionally, the agreements provide for stock options and grants of shares enumerated in Note 4.

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

CALENDAR YEAR                                                  AMOUNT
-------------                                                 --------
2001........................................................  $25,000
2002........................................................  $25,000
2003........................................................  $30,000
2004........................................................  $36,000
2005........................................................  $43,200
2006........................................................  $51,850
2007........................................................  $62,200
2008........................................................  $74,650

NOTE 8--INCOME TAXES

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

    During the fiscal year end September 30, 2000 provision for taxes on the Company's consolidated subsidiary for the four months ended September 30, 2000 consisted of the following:

                                                 TOTAL     FEDERAL    STATE & LOCAL
                                                --------   --------   --------------
Current.......................................  $39,740    $20,645        $19,095
Deferred......................................    1,250         --          1,250
                                                -------    -------        -------
  Total.......................................  $40,990    $20,645        $20,345
                                                =======    =======        =======

                        eCONTENT, INC. AND SUBSIDIARIES
                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--PROPERTY AND EQUIPMENT

    Property and equipment, at cost, at September 30, 2000 is as follows:

Production equipment........................................  $112,796
Office equipment............................................  $ 35,683
Leasehold improvements......................................  $  2,480
                                                              --------
Less-Accumulated depreciation...............................   (18,790)
                                                              --------
                                                              $132,169
                                                              ========

    Depreciation expense for the period from April 1, 1998 (date of inception) through September 30, 1999 and the year ended September 30, 2000 was $3,333 and $15,097, respectively.

NOTE 10--NOTES PAYABLE

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

    In connection with the acquisition of the majority interest of the MPI subsidiary, an officer guaranteed a $100,000 note to the seller and lent an additional $150,000 to the Company, both of which were repaid subsequent to September 30, 2000.

    Bank credit line represents revolving line of credit of the Company's MPI subsidiary at prime plus 2.5 percent personally guaranteed by the officer.

NOTE 11--ACQUISITION OF MAJORITY INTEREST IN CONSOLIDATED SUBSIDIARY

    On December 12, 1999 the Company agreed to acquire up to 100% of the issued and outstanding shares of Media Productions International, Inc., ("MPI") a privately held New York Corporation which primarily operates as a television production company. The terms provide the Company will pay $1,150,000 by January 31, 2000, $2,800,000 by June 1, 2000 and the issuance of 1,350,000 shares of the Company's Common Stock. Additionally, the Company is to provide up to $550,000 working capital and agreed to enter into an employment agreement with MPI's president.

    On May 31, 2000 the Company acquired 46% and on September 28, 2000 the Company acquired an additional 5% of MPI with the issuance of 1,350,000 shares of the Company's common stock, cash and expenses totaling $5,987,500 and assumed liabilities in excess of basis of $249,193. This excess was recorded at $2,760,000 of goodwill with a 20 year life; $2,607,519 of licensing rights with the life of 10 years and $869,174 of customer lists with a life of 7 years, all of which are included in intangible assets, net of $177,997 of amortization for the four months ended September 30, 2000.

                        eCONTENT, INC. AND SUBSIDIARIES
                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11--ACQUISITION OF MAJORITY INTEREST IN CONSOLIDATED SUBSIDIARY (CONTINUED) The following unaudited pro forma summary presents the consolidated results of operations as if the business combination had occurred on October 1, 1999:

                                                              FOR THE YEAR ENDED
                                                              SEPTEMBER 30, 2000
                                                              ------------------
Revenue.....................................................      $ 3,515,133
Net loss....................................................       (3,312,117)
Loss per share..............................................      $      (.23)

    The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date and on the basis assumed above.