Form 10QSB
period 2000-12-31
ECONTENT INC
filed 2001-02-16
CIK 820789

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 1O-QSB

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE QUARTER ENDED DECEMBER 31, 2000

                         COMMISSION FILE NO. 133-16736

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

                                 (561) 835-0094
                          (Issuer's telephone number)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Transitional Small Business Disclosure Format: Yes / /  No ]/X/

    The number of shares outstanding of each of the registrant's classes of common stock as of February 11, 2001 is 19,413,889 shares all of one class of $.08 par value common stock and no shares of convertible preferred stock with a $10.00 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        ECONTENT, INC. AND SUBSIDIARIES
                          A DEVELOPMENT STAGE COMPANY
                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)

                                     INDEX

                                                                         PAGE
                                                                       --------
PART I   FINANCIAL INFORMATION

         Consolidated Balance Sheet--December 31, 2000...............       1

         Consolidated Statements of Operations--Three Months Ended
           December 31, 2000.........................................       2

         Consolidated Statement of Cash Flows--Three Months Ended
           December 31, 2000.........................................       3

         Notes to the Consolidated Financial Statements..............       4

         Management's Discussion and Analysis of Financial Conditions
           and Results of Operations.................................       8

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...........................................      11

Item 2.  Changes in Securities.......................................      11

Item 3.  Defaults Upon Senior Securities.............................      11

Item 4.  Submission of Matters to a Vote of Security Holders.........      11

Item 5.  Other Information...........................................      11

Item 6.  Exhibits on Reports on Form 8-K.............................      11

         Signature Page..............................................      12

                        ECONTENT, INC. AND SUBSIDIARIES
                          A DEVELOPMENT STAGE COMPANY
                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2000
                                  (UNAUDITED)

                                 ASSETS
Current Assets:
  Cash and equivalents......................................  $  171,797
  Restricted cash...........................................      16,452
  Accounts receivable billed and unbilled--net of $9,000
  allowance for bad debt....................................     890,671
  Due from selling stockholder..............................     135,358
  Prepaid expenses and other current assets.................      82,874
                                                              ----------
    Total Current Assets....................................   1,297,152
                                                              ----------
Property and equipment, net of accumulated depreciation of
  $29,887...................................................     173,046
                                                              ----------
Other Assets:
  Intangible assets, net of accumulated amortization of
  $344,919..................................................   6,094,755
  Deposits and deferred licence charges.....................      60,616
                                                              ----------
    Total Other Assets......................................   6,155,371
                                                              ----------
    Total Assets............................................  $7,625,569
                                                              ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses.....................     387,445
  Corporate taxes payable...................................      84,197
  Bank credit line..........................................      44,693
  Billings in excess of costs and estimated earnings........     435,800
  Due to stockholders.......................................      45,000
  Due to officers...........................................      34,017
                                                              ----------
    Total Current Liabilities...............................   1,031,152
                                                              ----------
Commitments and contingencies...............................          --
Minority interests in consolidated subsidiary...............      58,390
                                                              ----------
Stockholders' Equity:
  Common stock, par value $.08 per share; authorized
    50,000,000 shares, 19,413,889 issued and outstanding....   1,553,111
  Convertible preferred stock, authorized 1,000,000 shares,
    par value $10.00; no shares issued and outstanding......          --
  Additional paid in capital................................  13,348,066
  Deferred compensation.....................................     (44,167)
  Deficit accumulated during development stage..............  (8,320,983)
                                                              ----------
    Total Stockholders' Equity..............................   6,536,027
                                                              ----------
    Total Liabilities and Stockholders' Equity..............  $7,625,569
                                                              ==========

              See notes to the consolidated financial statements.

                        ECONTENT, INC. AND SUBSIDIARIES
                          A DEVELOPMENT STAGE COMPANY
                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                              FOR THE              FROM APRIL 1,
                                                         THREE MONTHS ENDED            1998
                                                            DECEMBER 31,             (DATE OF
                                                      ------------------------     INCEPTION) TO
                                                         1999          2000      DECEMBER 31, 2000
                                                      -----------   ----------   -----------------
Gross Earnings......................................  $        --   $  737,605      $ 2,211,814
                                                      -----------   ----------      -----------
Costs and Expenses:
  Development, production and distribution..........      373,274      427,091        2,423,746
  General and administrative........................      259,658      584,709        2,972,981
  Depreciation and amortization.....................        5,633      146,027          370,432
  Stock based compensation and stock grants.........      360,313      259,333        4,592,395
                                                      -----------   ----------      -----------
      Total Costs and Expenses......................      998,878    1,417,160       10,359,554
                                                      -----------   ----------      -----------

  Loss from operations before other expenses and
    provisions for income taxes.....................      998,878      679,555        8,147,740
                                                      -----------   ----------      -----------

Other Income (Expense):
  Bad debt expense..................................           --           --           (3,000)
  Settlement expense................................       (4,000)          --          (32,844)
  Interest expense (net)............................         (280)      (1,153)         (19,869)
  Minority interest in consolidated subsidiary
    earnings........................................           --      (21,615)         (58,390)
                                                      -----------   ----------      -----------
      Total Other Income (Expense)..................       (4,280)     (22,768)        (114,103)
                                                      -----------   ----------      -----------
  Loss before income taxes..........................    1,003,158      702,323        8,261,843
  Provision for income taxes........................           --      (18,150)         (59,140)
                                                      -----------   ----------      -----------
      Net loss......................................  $(1,003,158)  $ (720,473)     $(8,320,983)
                                                      ===========   ==========      ===========
Loss per common share, basic and diluted............  $      (.10)  $     (.04)
                                                      ===========   ==========
Weighted average common shares outstanding, basic
  and diluted.......................................   10,334,557   18,056,657
                                                      ===========   ==========

              See notes to the consolidated financial statements.

                        ECONTENT, INC. AND SUBSIDIARIES
                          A DEVELOPMENT STAGE COMPANY
                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                      STATEMENT OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)

                                                              FOR THE              FROM APRIL 1,
                                                         THREE MONTHS ENDED            1998
                                                            DECEMBER 31,             (DATE OF
                                                      ------------------------     INCEPTION) TO
                                                         1999          2000      DECEMBER 31, 2000
                                                      -----------   ----------   -----------------
Operating Activities:

  Cash Flows From Operating Activities:
    Net loss........................................  $(1,003,158)  $ (720,473)     $(8,320,983)
  Adjustments to reconcile net loss to net cash used
    in
    operating activities:
  Depreciation and amortization.....................        5,633      146,027          370,432
  Interest expense..................................           --           --           17,500
  Loan fees.........................................           --           --           25,000
  Minority interest in consolidated subsidiary
    earnings........................................           --       21,615           58,390
  Non-cash warrant, stock based compensation and
    expenses paid by stock..........................      729,063      259,333        5,888,670

  Changes in assets and liabilities:
      Restricted cash...............................           --      (14,592)         237,629
      Accounts receivable...........................           --     (488,954)        (577,419)
      Prepaid expenses and other current assets.....           --       (8,785)          66,438
      Billings in excess of costs and estimated
        earnings....................................           --      435,800          124,931
        Due to officers.............................           --       30,017           30,017
        Taxes payable...............................           --       17,766           64,778
        Due from selling stockholders...............           --        5,907            5,907
      Accounts payable and accrued expenses.........      160,805       63,754           32,082
      Deposits and deferred licence charges.........           --      (41,072)         (47,662)
                                                      -----------   ----------      -----------
        Net cash used in operating activities.......     (107,657)    (293,657)      (2,024,290)
                                                      -----------   ----------      -----------

Cash Flows From Investing Activities:
  Investment in intangible assets...................           --     (118,000)      (1,945,981)
  Investment in property and equipment..............           --      (51,974)         (87,656)
  Advance on production rights......................           --           --         (375,000)
                                                      -----------   ----------      -----------
        Net cash used in investing activities.......           --     (169,974)      (2,408,637)
                                                      -----------   ----------      -----------
Cash Flows From Financing Activities:
    Cash acquired in acquisition....................           --           --          290,656
    Net proceeds from issuance of common stock......           --      496,068        3,822,765
    Proceeds of loans...............................           --           --          298,713
    Advances from officers..........................      108,255           --          365,954
    Advance from stockholders'......................           --       30,000           45,000
    Repayment of loans..............................           --     (158,453)        (218,364)
                                                      -----------   ----------      -----------
        Net cash provided by financing activities...      108,255      367,615        4,604,724
                                                      -----------   ----------      -----------
Net increase (decrease) in cash and cash
  equivalents.......................................          598      (96,016)         171,797
Cash and cash equivalents, beginning of period......          550      267,813               --
                                                      -----------   ----------      -----------
Cash and cash equivalents, end of period............  $     1,148   $  171,797      $   171,797
                                                      ===========   ==========      ===========

              See notes to the consolidated financial statements.

                        ECONTENT, INC. AND SUBSIDIARIES
                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)

                          NOTES TO FINANCIAL STATEMENT

                               DECEMBER 31, 2000
                                  (UNAUDITED)

A.  BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form l0-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001.

    The Company accounts for net loss per common share in accordance with the provisions of Statements of Financial Accounting Standards ('SFAS') No. 128, 'Earnings per Share' ('EPS'). SFAS No. 128 reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their effect is antidilutive. Prior earnings per share were restated to reflect the 1 for 25 split pursuant to the plan of re-organization, and the 4,000,000 shares issued in the merger accounted for as a reorganization were treated as outstanding effective from the date of inception.

    For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on form 10-KSB for the year ended September 30, 2000.

SUPPLEMENTAL CASH FLOW INFORMATION

                                                         FOR THE THREE
                                                         MONTHS ENDED
                                                         DECEMBER 31,
                                                      -------------------
                                                        1999       2000
                                                      --------   --------
Interest Paid.......................................   $    0     $1,513
                                                       ======     ======
Income Taxes Paid...................................   $    0     $  384
                                                       ======     ======

B.  REORGANIZATION AND SUBSEQUENT RECAPITALIZATION

    In July 1997, the Company's predecessor (Gulfstar Industries, Inc.) filed a petition under Chapter 11 of the Bankruptcy laws. The Company's petition was confirmed by the Bankruptcy Court on September 2, 1998 and became effective on January 4, 1999. The Plan of Reorganization, which was design and executed by current management and confirmation of the same included the acceptance of the agreement and merger plan between eContent Inc. (formerly Media Vision Productions, Inc.) (the Company) and Media Vision Properties, Inc., whereby holders of existing voting shares immediately before the confirmation retain less that 50% of the voting shares of the surviving entity and the post petition liabilities allowed and claims exceed the carrying value of assets. On January 4, 1999, pursuant to the plan of reorganization and plan of merger the Company changed its name to Media Vision Productions, Inc. On October 1, 1999, the Company changed its name to eContent, Inc.

C.  RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION

    For accounting purposes the acquisition has been treated as an acquisition of eContent, Inc. (formerly Media Vision Productions, Inc.) by Media Vision Properties, Inc. and therefore a

                        ECONTENT, INC. AND SUBSIDIARIES
                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)

                    NOTES TO FINANCIAL STATEMENT (CONTINUED)

                               DECEMBER 31, 2000
                                  (UNAUDITED)

C. RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION (CONTINUED) recapitalization of Media Vision Properties, Inc. The historical financial statements prior to January 4, 1999 are those of Media Vision Properties, which was incorporated on June 17, 1997 but did not issue stock, have assets, or commence operations until April 1, 1998. Additionally, proforma information is not presented since the transaction is treated as a recapitalization.

    Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 financial statement presentation.

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated balance sheet as of December 31, 2000 includes the Company and its wholly owned subsidiaries, Media Vision Properties Inc. and National Licensing Corporation, as well as the Company's 51% owned subsidiary, MPI Media Productions International, Inc. The consolidated statements of operations include the results of operations of the Company and Media Vision Properties, Inc. for all periods presented and MPI Media Productions International, Inc. effective June 1, 2000 and National Licensing Corporation effective September 5, 2000.

    All significant intercompany accounts and transactions have been eliminated.

D.  DEVELOPMENT, PRODUCTION AND DISTRIBUTION

    Development, production and distribution expenses include costs for market research, pre-production expenses and other costs associated with the content development and license arrangements not specifically deferred as recoverable from contractual royalties.

E.  INTANGIBLE ASSETS

    Intangible assets consist of Intellectual Property including Goodwill, licensing rights and customer lists were capitalized in connection with the acquisition discussed in Note F, and MVPI pursuant to APB 16. Amortization is computed using the straight-line method over the estimated useful life of the assets, generally 20, 10 and 7 years, respectively.

    Amortization expense was $4,524 and $135,254 for the three month ended December 31, 1999 and 2000, respectively.

F.  COMMITMENTS AND CONTINGENCIES

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

    On October 5, 1999, the Company entered into a licensing agreement with an individual and Spartan Sporting Goods and Fashions, Inc. ('Spartan') a privately held New York Corporation for the exclusive master license of certain logos, trademarks and copyrights. The agreement provides that the Company pay 30% of all royalty income received from the producers under this agreement to the

                        ECONTENT, INC. AND SUBSIDIARIES
                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)

                    NOTES TO FINANCIAL STATEMENT (CONTINUED)

                               DECEMBER 31, 2000
                                  (UNAUDITED)

F.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
Licensor, or 'Spartan'. Additionally, the agreement provides for a minimum annual non-refundable license fee for up to nine years as follows:

CALENDAR YEAR              AMOUNT
-------------           ------------
        2001              $25,000
        2002              $25,000
        2003              $30,000
        2004              $36,000
        2005              $43,200
        2006              $51,850
        2007              $62,200
        2008              $74,650

    From time to time, the Company may be involved in various legal preceedings and other matters arising in the normal course of business.

G.  INCOME TAXES

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

    During the quarter ended December 31, 2000 provision for taxes on the Company's consolidated subsidiary for the three months ended December 31, 2000 consisted of the following:

                                                 TOTAL     FEDERAL    STATE & LOCAL
                                                --------   --------   --------------
Current.......................................  $16,335    $ 8,435        $ 7,900
Deferred......................................    1,815      1,000            815
                                                -------    -------        -------
  Total.......................................  $18,150    $ 9,435        $ 9,715
                                                =======    =======        =======

H.  ACQUISITION OF MAJORITY INTEREST IN CONSOLIDATED SUBSIDIARY

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

    On May 31, 2000 the Company acquired 46% and on September 28, 2000 the Company acquired an additional 5% of MPI with the issuance of 1,350,000 shares of the Company's common stock, cash and expenses totaling $5,987,500 and assumed liabilities in excess of basis of $249,193. This excess was

                        ECONTENT, INC. AND SUBSIDIARIES
                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)

                    NOTES TO FINANCIAL STATEMENT (CONTINUED)

                               DECEMBER 31, 2000
                                  (UNAUDITED)

H. ACQUISITION OF MAJORITY INTEREST IN CONSOLIDATED SUBSIDIARY (CONTINUED) recorded at $2,760,000 of goodwill with a 20 year life; $2,607,519 of licensing rights with the life of 10 years and $869,174 of customer lists with a life of 7 years, all of which are included in intangible assets, net of $130,730 of amortization for the three months ended December 31, 2000.

I.  EQUITY TRANSACTIONS

    During the quarter ended December 31, 2000 the Company issued 1,348,575 shares of its common stock to accredited investors in private placements generating gross proceeds of $600,000 which net of offering costs of $103,932, generated net proceeds to the Company of $496,068. Also during the quarter, the Company granted 100,000 shares for certain licenses and intellectual property rights and 375,000 shares to consultants for services.

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

RESULTS OF OPERATIONS

    THREE MONTHS ENDED DECEMBER 31, 2000 VS. THREE MONTHS ENDED DECEMBER 31,
     1999

    The Company has recorded gross income of $737,605 for the three months ended December 31, 2000 as the Company has only recorded its initial operating revenues subsequent to the acquisition of MPI, its operating subsidiary, commencing June 1, 2000.

    The Company recorded a net loss of $720,473 for the three months ended December 31, 2000 as compared to a loss of $1,003,158 for the comparable period ended December 31, 1999 a decrease of $282,685. This represents a loss per common share of $(.04) for the three months ended December 31, 2000 as compared to a loss per common share of $(.10) for the period ended December 31, 1999.

    Despite the increases in depreciation and amortization and general and administrative expenses, the loss is reduced during the quarter ended
December 31, 2000 when compared to the quarter ended December 31, 1999 primarily due to the operating profit, net of provision for income taxes, in the Company's MPI subsidiary.

    During the current quarter, development, production and distribution expenses include expenses incurred on productions expected to be completed in the March and June 2001 quarters.

    Development, production and distribution expenses rose to $427,091 in fiscal 2000 compared to $373,274 in fiscal 1999. General and administrative expenses rose to $584,709 in fiscal 2000 from $259,658 for the comparable period in fiscal 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital at December 31, 2000 was $266,000. Since the reorganization, the Company has funded its operations from the issuance of common stock and loans and subsequent to the MPI acquisition anticipates reducing its burden due from cash flow from this operating subsidiary.

    At December 31, 2000 the Company had cash and cash equivalents of approximately $172,000 and accounts receivable of approximately $890,000. Cash used in operating activities of approximately $294,000 primarily consisted of the net loss, offset by non-cash charges for depreciation and common stock issued for services and increased accounts payable and accrued expenses including excess billings on productions in progress, with the major use of working capital supporting an increase in receivables pertaining to programs the Company anticipates completing in the March quarter and June quarter of fiscal 2001.

    The Company raised approximately $600,000 through the issuance of the Company's Common Stock which net of offering costs of $103,932 generated net proceeds to the Company of $496,068 during the quarter ending December 31, 2000 and plans to raise an additional $5,000,000 during fiscal 2001 in private placement transactions with accredited investors that are intended to be exempt from registration pursuant to 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

    The Company intends on acquiring the remaining 49% of MPI during fiscal 2001, which will utilize approximately $2,100,000 of these funds, the balance would be available for general corporate purposes.

    Should the Company not complete the 100% acquisition of MPI, the strategic alliance and production schedules will continue, yet management anticipates it will be able to complete the acquisition during fiscal 2001.

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

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

ITEM 2.  CHANGES IN SECURITIES.

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         NONE

ITEM 5.  OTHER INFORMATION.

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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

Dated: February 15, 2001

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

                              NAME                                     TITLE                    DATE
                              ----                                     -----                    ----
By:                    /s/ JOHN P. SGARLAT
             ---------------------------------------         Chairman, CEO               February 15, 2001
                         John P. Sgarlat

By:                  /s/ WILLIAM H. CAMPBELL
             ---------------------------------------         CFO                         February 15, 2001
                       William H. Campbell

By:                      /s/ JOHN HAGGIN
             ---------------------------------------         COO                         February 15, 2001
                           John Haggin