Form 10QSB
period 2001-03-31
ECONTENT INC
filed 2001-05-23
CIK 820789

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 1O-QSB

(MARK ONE)

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                      FOR THE QUARTER ENDED MARCH 31, 2001

                          COMMISSION FILE NO. 133-16736

                             ----------------------

                                 ECONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)

             (Exact name of registrant as specified in its charter)

       DELAWARE                                          23-2442288
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification Number)


7000 W. PALMETTO PARK ROAD, SUITE 501, BOCA RATON, FL               33433
(Address of principal executive offices)                          (Zip Code)

                                 (561) 835-0094
                             ----------------------
                           (Issuer's telephone number)

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

      The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2001 is 21,023,676 shares all of one class of $.08 par value common stock and no shares of convertible preferred stock with a $10.00 par value.

                         ECONTENT, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)

                                      INDEX

                                                                                                               PAGE
PART I            FINANCIAL INFORMATION

         Consolidated Balance Sheet-March 31, 2001................................................................1

         Consolidated Statements of Operations-Three Months Ended
           March 31, 2001.........................................................................................2

         Consolidated Statements of Operations-Six Months Ended
           March 31, 2001.........................................................................................3

         Consolidated Statement of Cash Flows-Six Months Ended
           March 31, 2001.........................................................................................4

         Notes to the Consolidated Financial Statements...........................................................5

         Management's Discussion and Analysis of Financial Conditions
           and Results of Operations..............................................................................9

PART II  OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................13

Item 2.           Changes in Securities..........................................................................13

Item 3.           Defaults Upon Senior Securities................................................................13

Item 4.           Submission of Matters to a Vote of Security Holders............................................13

Item 5.           Other Information..............................................................................13

Item 6.           Exhibits on Reports on Form 8-K................................................................13

                  Signature Page.................................................................................14

                                 eCONTENT, INC.
                           A DEVELOPMENT STAGE COMPANY
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                   (Unaudited)

      Assets

Current Assets
   Cash and equivalents                                        $   171,436
   Restricted Cash                                                   3,995
   Accounts receivable billed and unbilled -
     net of allowance for bad debt of $12,000                      871,887
   Due from selling stockholder                                    135,358
   Prepaid expenses and other current assets                       111,844
                                                                ----------

      Total Current Assets                                       1,294,520
                                                                ----------

Property and equipment, net of $40,660 accumulated
  depreciation                                                     164,503
                                                                ----------

Other Assets
  Intangible assets, net of accumulated amortization
    of $491,711                                                  5,947,962
  Deposits and deferred license charges                             68,633
                                                                ----------

      Total Other Assets                                         6,016,595
                                                                ----------

      Total Assets                                              $7,475,618
                                                                ==========

      Liabilities and Stockholders' Deficit

Current Liabilities
  Accounts payable and accrued expenses                         $  234,136
  Corporate taxes payable                                           86,792
  Bank Credit Line                                                  36,211
  Billings in excess of costs and estimated earnings               397,660
  Due to stockholder                                                15,000
                                                                ----------

      Total Current Liabilities                                    769,799
                                                                ----------

Minority interest in consolidated subsidiary                       130,659
                                                                ----------

Stockholders' Equity
  Common stock, par value $.08 per share; authorized
    50,000,000 shares, 21,023,676 issued and outstanding         1,681,894
  Convertible preferred stock, authorized 1,000,000
    shares, par value $10.00; no shares issued
    and outstanding                                                      -
  Additional paid in capital                                    13,892,424
  Deferred compensation                                            (35,334)
  Deficit accumulated during development stage                  (8,963,824)
                                                                ----------

      Total Stockholders' Equity                                 6,575,160
                                                                ----------

      Total Liabilities and Stockholders' Deficit               $7,475,618
                                                                ==========

See notes to the consolidated financial statements.

                                 eCONTENT, INC.
                           A DEVELOPMENT STAGE COMPANY
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                         From
                                                                                                       April 1,
                                                                                                         1998
                                                                                                        (Date of
                                                                             For the                   Inception)
                                                                        Three Months Ended                 to
                                                                            March 31,                  March 31,
                                                                  2000                2001                2001
                                                                ---------           ---------          ----------

Gross Earnings                                                 $        -          $  773,772         $ 2,985,586
                                                               ----------          ----------         -----------

Costs and Expenses
  Development, production and
    distribution                                                   12,294             302,741           2,726,487
  General and administrative                                      758,599             831,707           3,804,688
  Depreciation and amortization                                     3,415             157,565             527,997
  Stock based compensation                                        595,937               8,833           4,601,228
                                                               ----------          ----------         -----------

      Total Costs and Expenses                                  1,370,245           1,300,846          11,660,400

  Loss from operations before other
    expenses and provision for
    income taxes                                               (1,370,245)           (527,074)         (8,674,814)

Other Income (Expense)
  Bad debt expense                                                      -              (3,000)             (6,000)
  Settlement expense                                                    -                   -             (32,844)
  Interest expense (net)                                                -             (12,048)            (31,917)
  Minority interest in consolidated
    subsidiary earnings                                                 -             (72,269)           (130,659)
                                                               ----------          ----------         -----------

      Total Other Income (Expense)                                      -             (87,317)           (201,420)
                                                               ----------          ----------         -----------

  Loss before income taxes                                     (1,370,245)           (614,391)         (8,876,234)
  Provision for income taxes                                            -             (28,450)            (87,590)
                                                               ----------          ----------         -----------
      Net Loss                                                $(1,370,245)         $ (642,841)        $(8,963,824)
                                                              ===========          ==========         ===========

Loss per common share, basic
  and diluted                                                 $      (.12)         $     (.03)
                                                              ===========          ==========
Weighted average common shares
   outstanding, basic and diluted                              11,680,403          19,922,914
                                                              ===========          ==========





See notes to the consolidated financial statements
                                 eCONTENT, INC.
                           A DEVELOPMENT STAGE COMPANY
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                         From
                                                                                                       April 1,
                                                                                                         1998
                                                                                                        (Date of
                                                                             For the                   Inception)
                                                                        Six Months Ended                   to
                                                                            March 31,                  March 31,
                                                                  2000                2001                2001
                                                                ---------           ---------          ----------

Gross Earnings                                                 $        -          $1,511,377         $ 2,985,586
                                                                ---------           ---------          ----------

Costs and Expenses
  Development, production and
    distribution                                                  385,568             729,832           2,726,487
  General and administrative                                    1,018,257           1,416,416           3,804,688
  Depreciation and amortization                                     9,048             303,592             527,997
  Stock based compensation                                        956,250             268,166           4,601,228
                                                                ---------           ---------          ----------

      Total Costs and Expenses                                  2,369,123           2,718,006          11,660,400

  Loss from operations before other
    expenses and provisions for
    income taxes                                               (2,369,123)         (1,206,629)         (8,674,814)

Other Income (Expense)
  Bad debt expense                                                      -              (3,000)             (6,000)
  Settlement expense                                               (4,000)                  -             (32,844)
  Interest expense (net)                                             (280)            (13,201)            (31,917)
  Minority interest in consolidated
    subsidiary earnings                                                 -             (93,884)           (130,659)
                                                                ---------           ---------          ----------

      Total Other Income (Expense)                                 (4,280)           (110,085)           (201,420)
                                                                ---------           ---------          ----------

  Loss before income taxes                                     (2,373,403)         (1,316,714)         (8,876,234)
  Provision for income taxes                                            -             (46,600)            (87,590)
                                                                ---------           ---------          ----------
      Net Loss                                                $(2,373,403)        $(1,363,314)        $(8,963,824)
                                                                =========           =========          ==========


Loss per common share, basis
  and diluted                                                 $      (.22)        $      (.07)
                                                                =========           =========

Weighted average common shares
  outstanding, basic and diluted                               11,003,801          19,214,172
                                                               ==========          ==========




See notes to the consolidated financial statements.

                                 eCONTENT, INC.
                           A DEVELOPMENT STAGE COMPANY
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                            STATEMENTS OF CASH FLOWS


                                                                                                         From
                                                                                                       April 1,
                                                                                                         1998
                                                                                                        (Date of
                                                                             For the                   Inception)
                                                                        Six Months Ended                   to
                                                                            March 31,                  March 31,
                                                                  2000                2001                2001
                                                                ---------           ---------          ----------
Operating Activities:
  Cash Flows From Operating Activities:
  Net Loss                                                    $(2,373,403)        $(1,363,314)        $(8,963,824)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Depreciation and amortization                                   9,048             303,592             527,997
    Interest expense                                                    -                   -              17,500
    Loan fees                                                           -                   -              25,000
    Bad debts                                                           -               3,000               6,000
    Minority interest in earnings of Consolidated
     subsidiary                                                         -              93,884             130,659
    Non-cash Warrant, Stock based
     compensation and expenses paid by stock                    1,685,313             622,297           6,214,859
    Changes in assets and liabilities:
      Restricted cash                                                   -              (2,135)            250,086
      Accounts Receivable                                               -            (473,170)           (564,635)
      Prepaid expenses and other
       current assets                                                   -             (37,755)             37,468
      Billings in excess of costs and
       estimated earnings                                               -             397,660             123,566
      Corporate taxes payable                                           -              20,361              67,373
      Due from selling shareholder                                      -               5,907               5,907
      Accounts payable and accrued
        expenses                                                  379,317             (89,555)           (121,227)
      Deposits and deferred charges                               (14,975)            (49,089)            (55,679)
                                                                ---------          ----------          ----------

      Net Cash Used In Operating Activities                      (313,980)           (568,317)         (2,298,950)
                                                                ---------          ----------          ----------

Cash Flows From Investing Activities:
  Investment in intangible assets                                       -            (118,000)         (1,945,981)
  Investment in property and equipment                                  -             (54,204)            (89,886)
  Advance on production rights                                          -                   -            (375,000)
                                                                ---------          ----------          ----------

      Net Cash Used In Investing Activities                             -            (172,204)         (2,410,867)
                                                                ---------          ----------          ----------

Cash Flows From Financing Activities:
  Net cash acquired in acquisition                                      -                   -             290,656
  Proceeds from the issuance of
    common stock                                                        -             811,079           4,137,776
  Proceeds of loans and advances                                        -                   -             298,713
  Advances from officers'                                         329,138                   -             365,954
  Advance from stockholders'                                            -              30,000              45,000
  Repayment of loans                                                    -            (196,935)           (256,846)
                                                                ---------          ----------          ----------
      Net Cash Provided By
        Financing Activities                                      329,138             644,144           4,881,253
                                                                ---------          ----------          ----------

Net increase (decrease) in cash and cash equivalents               15,158             (96,377)            171,436
Cash and cash equivalents, beginning of period                        550             267,813                   -
                                                                ---------          ----------          ----------
Cash and cash equivalents, end of period                       $   15,708         $   171,436         $   171,436
                                                                =========          ==========          ==========


See notes to the consolidated financial statements.                          4

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                DECEMBER 31, 2000
                                   (UNAUDITED)

A.    BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form l0-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001.

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

SUPPLEMENTAL CASH FLOW INFORMATION
                                            FOR THE SIX
                                            MONTHS ENDED
                                              MARCH 31,
                                          -----------------
                                            1999       2000
                                          -------    -------

Interest Paid                             $     0   $ 14,743
                                           ======    =======

Income Taxes Paid                         $     0   $ 26,203
                                           ======    =======


B.    REORGANIZATION AND SUBSEQUENT RECAPITALIZATION

      In July 1997, the Company's predecessor (Gulfstar Industries, Inc.) filed a petition under Chapter 11 of the Bankruptcy laws. The Company's petition was confirmed by the Bankruptcy Court on September 2, 1998 and became effective on January 4, 1999. The Plan of Reorganization, which was designed and executed by current management and confirmation of the same included the acceptance of the agreement and merger plan between eContent Inc. (formerly Media Vision Productions, Inc.) (the Company) and Media Vision Properties, Inc., whereby holders of existing voting shares immediately before the confirmation retain less than 50% of the voting shares of the surviving entity and the post petition liabilities allowed and claims exceed the carrying value of assets. On January 4, 1999, pursuant to the plan of reorganization and plan of merger the Company changed its name to Media Vision Productions, Inc. On October 1, 1999, the Company changed its name to eContent, Inc.

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

      Certain reclassifications have been made to the 2000 financial statements to conform with the 2001 financial statement presentation.

PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated balance sheet as of March 31, 2001 includes the Company and its wholly owned subsidiaries, Media Vision Properties Inc. and National Licensing Corporation, as well as the Company's 51% owned subsidiary, MPI Media Productions International, Inc. The consolidated statements of operations include the results of operations of the Company and Media Vision Properties, Inc. for all periods presented and MPI Media Productions International, Inc. effective June 1, 2000 and National Licensing Corporation effective September 5, 2000.

      All significant intercompany accounts and transactions have been eliminated.

D.    DEVELOPMENT, PRODUCTION AND DISTRIBUTION

      Development, production and distribution expenses include costs for market research, pre-production expenses and other costs associated with the content development and license arrangements not specifically deferred as recoverable from contractual royalties.

E.    INTANGIBLE ASSETS

      Intangible assets consist of intellectual property including goodwill, licensing rights and customer lists which were capitalized in connection with the acquisition discussed in Note H, and MVPI pursuant to APB 16. Amortization is computed using the straight-line method over the estimated useful life of the assets, generally 20, 10 and 7 years, respectively.

      Amortization expense was $9,048 and $285,736 for the six months ended March 31, 2000 and 2001, respectively.

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

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                DECEMBER 31, 2000
                                   (UNAUDITED)

F.    COMMITMENTS AND CONTINGENCIES - (Continued)

      On October 5, 1999, the Company entered into a 3 year, which the company can elect to extend to 2008 after 2002, licensing agreement with an individual and Spartan Sporting Goods and Fashions, Inc. ('Spartan') a privately held New York Corporation for the exclusive master license of certain logos, trademarks and copyrights. The agreement provides that the Company pay 30% of all royalty income received from the producers under this agreement to the Licensor, or 'Spartan'. Additionally, the agreement provides for a minimum annual non-refundable license fee as follows:

CALENDAR YEAR              AMOUNT

        2001              $25,000
        2002              $25,000


      From time to time, the Company may be involved in various legal preceedings and other matters arising in the normal course of business.

G.    INCOME TAXES

      No provision has been made for corporate income taxes on the parent company due to cumulative losses incurred. The Company has available unrealized tax benefits of approximately $2,828,800 in the form of net operating loss ("NOL") carryforwards of approximately $8,320,000 for federal income tax purposes to reduce future taxable income through its fiscal year ended September 30, 2000. If not utilized, the federal NOL's expire at various dates through 2020.

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

      During the six months ended March 31, 2001 provision for taxes on the Company's consolidated subsidiary for the six months ended March 31, 2001 consisted of the following:

                        TOTAL    FEDERAL    STATE & LOCAL

Current                $43,450   $ 8,435      $ 35,015
Deferred                 3,150     1,000         2,150
                        ------     -----       -------

  Total                $46,600   $ 9,435      $ 37,165
                        ======     =====        ======

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                DECEMBER 31, 2000
                                   (UNAUDITED)


H.    ACQUISITION OF MAJORITY INTEREST IN CONSOLIDATED SUBSIDIARY

      On December 12, 1999 the Company agreed to acquire up to 100% of the issued and outstanding shares of MPI Media Productions International, Inc., ("MPI") a privately held New York Corporation which primarily operates as a television production company. The terms provide the Company will pay $1,150,000 by January 31, 2000, $2,800,000 by June 1, 2000 and the issuance of 1,350,000 shares of the Company's common stock. Additionally, the Company is to provide up to $550,000 working capital and agreed to enter into an employment agreement with MPI's president.

      On May 31, 2000 the Company acquired 46% and on September 28, 2000 the Company acquired an additional 5% of MPI with the issuance of 1,350,000 shares of the Company's common stock, cash and expenses totaling $5,987,500 and assumed liabilities in excess of basis of $249,193. This excess was recorded at $2,760,000 of goodwill with a 20 year life; $2,607,519 of licensing rights with the life of 10 years and $869,174 of customer lists with a life of 7 years, all of which are included in intangible assets, net of $491,711 of accumulated amortization through March 31, 2001. In May, 2001 the Company and MPI extended this agreement with a $50,000 payment toward this obligation, and agreed to pay the balance with payments of $750,000 by July 2, 2001 and approximately $1,360,000 prior to July 31, 2001 as well as satisfy the remaining terms and conditions by that date.

I.    EQUITY TRANSACTIONS

      During the six months ended March 31, 2001 the Company issued 2,326,075 shares of its common stock to accredited investors, 977,500 of which were pursuant to the exercise of warrants, in private placements generating gross proceeds of $940,000, which net of cash offering costs of $128,921, generated net proceeds to the Company of $811,079. In connection with these placements, 150,000 shares were issued to consultants for investment banking services. Also during the quarter, the Company granted 100,000 shares for certain licenses and intellectual property rights valued at $112,500 included in intangible assets and 395,000 shares to consultants for services. Additionally, the Company recorded the issuance of 462,287 shares during the quarter ended March 31, 2001, valued at approximately $342,255, which is included in general and administrative expenses, for a reparation adjustment to private placement investors due to a delay in funding a registration statement to register approximately 3.5 million restricted shares.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 VS. THREE MONTHS ENDED MARCH 31, 2000

      The Company has recorded gross earnings of $773,772 for the three months ended March 31, 2001 as the Company has only recorded its initial operating revenues subsequent to the acquisition of MPI, its operating subsidiary, commencing June 1, 2000, and as such there were no comparable revenues in the three months ended March 31, 2000.

      The Company recorded a net loss of $642,841 for the three months ended March 31, 2001 as compared to a loss of $1,370,245 for the comparable period ended March 31, 2000, a decrease of $727,404. This represents a loss per common share of $(.03) for the three months ended March 31, 2001 as compared to a loss per common share of $(.12) for the period ended March 31, 2000.

      Despite the increases in depreciation and amortization and general and administrative expenses, the loss is reduced during the quarter ended March 31, 2001 when compared to the quarter ended March 31, 2000 primarily due to the operating profit, net of provision for income taxes, in the Company's MPI subsidiary, and a decrease in stock based compensation.

      During the current quarter, development, production and distribution expenses include expenses incurred on productions completed in the March quarter and productions expected to be completed in the June 2001 quarter.

      Development, production and distribution expenses rose to $302,741 in fiscal 2001 compared to $12,294 in fiscal 2000. General and administrative expenses rose to $831,707 in fiscal 2001 from $758,599 for the comparable period in fiscal 2000.

SIX MONTHS ENDED MARCH 31, 2001 VS. SIX MONTHS ENDED MARCH 31, 2000

      The Company has recorded gross earnings of $1,511,377 for the six months ended March 31, 2001 as the Company has only recorded its initial operating revenues subsequent to the acquisition of MPI, its operating subsidiary, commencing June 1, 2000, and as such there were no comparable revenues in the six months ended March 31, 2000.

      The Company recorded a net loss of $1,363,314 for the six months ended March 31, 2001 as compared to a loss of $2,373,403 for the comparable period ended March 31, 2000, a decrease of $1,010,089. This represents a loss per common share of $(.07) for the six months ended March 31, 2001 as compared to a loss per common share of $(.22) for the period ended March 31, 2000.

      Despite the increases in depreciation and amortization, as a result of the acquisition, and general and administrative expenses, the loss is reduced during the six months ended March 31, 2001 when compared to the six months ended March 31, 2000 primarily due to the operating profit, net of provision for income taxes, in the Company's MPI subsidiary, and a decrease in stock based compensation.

      Development, production and distribution expenses rose to $729,832 for the six months ended March 13, 2001 compared to $385,568 in fiscal 2000. General and administrative expenses rose to $1,416,416 for the six months from $1,018,257 for the comparable period in fiscal 2000.

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

MASS MERCHANTS       BOOKS      MUSIC & VIDEOS        PRINT           TV SHOPPING       WEB

Walmart             Borders          Tower            Parade               QVC         Amazon.com
K-Mart            Waldenbooks     Sam Goody      National Enquirer         HSN         CDNow.com
Target          Barnes & Noble     Best Buy          SA Weekly         Infomercial    bookstore.com

      eContent Inc. has begun development of their interactive website that will offer products, entertainment, and informational services. All customers, at all sales channels, will be issued a GOLD MEMBERSHIP at the Web Community for the show that inspired their purchase. Customers at each sales channel can produce current cash flow and earnings and become pre-qualified, zero cost, AAA Members of an eContent Niche Web Community.

      eContent Inc. has long standing relationships with large, well-respected companies in the telemarketing, credit card processing and fulfillment industries. This should insure convenient, safe, problem free electronic transactions for the eContent Inc. direct response and Web community customer.

      In the quarter ending March 31, 2001, eContent and MPI Media Productions International, Inc. released four new shows for the March Public Television Pledge Drive.

LINDA RICHMAN - I'D RATHER LAUGH - HOW TO BE HAPPY WHEN LIFE HAS OTHER PLANS FOR YOU

      During this one hour PBS pledge special, Linda Richman discusses how she was able to persevere. She talks about the cleaning binges and the aimless subway rides, the loneliness, the relentless spiritual questioning and the all night sessions with the saddest movies she could find. Then she delves into the healing - how the process slowly revealed itself and how she used that process to heal others. Richman offers a true chicken soup for the soul. She gives advice on how to handle stress, life altering transitions and loss in a blunt, brassy, no-nonsense way, with plenty of laughter mixed in.

MARC GAFNI - SOUL PRINTS - Your Path to Fulfillment is a sixty-minute public television special that aired in March 2001. Marc Gafni is a modern day American philosopher, considered by many to be one of the world's most insightful and motivating speakers. He believes that each person has a unique Soul Print, like a DNA strand or fingerprint, something that distinguished you from the rest. Gafni explores and teaches the following subjects and much more:
         Techniques for Finding Your Soul Print
         How to receive the Soul Print of another and share your own Soul Print Clearing obstacles that block the way to your Soul Print Recognizing the calling or signals that all receive, such as jealousy and lack of passion How to find true happiness by being "connected" and living one's Soul Print Finding your Soul Print, getting back on track, making up for lost time and reclaiming your story

DR. ALLEN SCHOEN - KINDRED SPIRITS - HEALING YOUR PET NATURALLY a sixty-minute public television special explores natural health and healing for animal companions and gives viewers hands-on advice on how to care for the beloved creatures that share their lives and homes. In this program, Dr. Schoen describes natural, holistic health practices, sound nutritional regimens and practical tips on how to develop a mutually enriching connection with an animal, principles which help to ensure that they remain both healthy and happy. Overall, Dr Schoen shows pet lovers how they can more effectively understand what their animals are trying to communicate regarding their health and well being, and encourages them to listen.

ROCKAPELLA IN CONCERT is a 60-minute musical entertainment special for public television featuring the singing group and its five and a half octave range, unique version of rock influenced, blue-eyed soul. Rockapella, the ultimate unplugged artist, performs their greatest hits as well as their spectacular rendition of songs we know and love in the glorious Lobero Theater in Santa Barbara. Songs in this program include: STAND BY ME, UP ON THE ROOF, PRETTY WOMAN, PEOPLE CHANGE, THIS ISN'T LOVE, THAT'S THE WAY, THE LION SLEEP TONIGHT and many more.

      eContent's business model is strategically designed to link the power of the television to consumer sales via all marketing and merchandising avenues of distribution. From this programming eContent has chosen appropriate and marketable products related to each show to include in the exciting business model.

      In summary, eContent is a Media, Marketing and Merchandising Company. The eContent Inc/ MPI business model is designed to use the proven structure to bond the power of television to the power of consumer spending.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital at March 31, 2001 was $524,721. Since the reorganization, the Company has funded its operations from the issuance of common stock and loans and subsequent to the MPI acquisition anticipates reducing its burden due from cash flow from this operating subsidiary.

      At March 31, 2001 the Company had cash and cash equivalents of approximately $171,000 and accounts receivable of approximately $870,000. Cash used in operating activities of approximately $570,000 primarily consisted of the net loss, offset by non-cash charges for depreciation and common stock issued for services and increased accounts payable and accrued expenses including excess billings on productions in progress, with the major use of working capital supporting an increase in receivables pertaining to programs the Company completed in the March quarter and anticipated to be completed in the remainder of fiscal 2001.

      The Company raised approximately $940,000 through the issuance of the Company's Common Stock which net of offering costs of $128,921 generated net proceeds to the Company of $811,079 during the six months ended March 31, 2001 and plans to raise between $3,000,000 and $5,000,000 of additional capital during fiscal 2001 in private placement transactions with accredited investors that are intended to be exempt from registration pursuant to 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

      The Company intends on acquiring the remaining 49% of MPI during fiscal 2001, which will utilize approximately $2,200,000 of these funds, the balance would be available for general corporate purposes.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

      The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of its business. It does not believe that any pending or threatened proceeding related or other matters, or any amount which it may be required to pay by reason thereof, will have a material adverse effect on the financial condition or future results of the operations of the Company.


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

Dated:  May 21, 2001
                                    By: /s/ CORNELIA ELDRIDGE
                                       ----------------------
                                            Cornelia Eldridge
                                            PRESIDENT


Dated:  May 21, 2001
                                    By: /s/ JENNIFER SWANSON
                                       ---------------------
                                            Jennifer Swanson
                                            VICE PRESIDENT