Form 10QSB/A
period 2001-03-31
ECONTENT INC
filed 2001-05-30
CIK 820789

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 1O-QSB/A

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

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                  MARCH 31, 2001
                                   (UNAUDITED)

A.    BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form l0-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001.

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

SUPPLEMENTAL CASH FLOW INFORMATION
                                            FOR THE SIX
                                            MONTHS ENDED
                                              MARCH 31,
                                          -----------------
                                            2000       2001
                                          -------    -------

Interest Paid                             $     0   $ 14,743
                                           ======    =======

Income Taxes Paid                         $     0   $ 26,203
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

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                  MARCH 31, 2001
                                   (UNAUDITED)

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

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                 MARCH 31, 2001
                                   (UNAUDITED)

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
                        ======     =====        ======

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                 MARCH 31, 2001
                                   (UNAUDITED)


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

      Development, production and distribution expenses rose to $729,832 for the six months ended March 31, 2001 compared to $385,568 in fiscal 2000. General and administrative expenses rose to $1,416,416 for the six months from $1,018,257 for the comparable period in fiscal 2000.

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

Dated:  May 29, 2001
                                    By: /s/ CORNELIA ELDRIDGE
                                       ----------------------
                                            Cornelia Eldridge
                                            PRESIDENT


Dated:  May 29, 2001
                                    By: /s/ JENNIFER SWANSON
                                       ---------------------
                                            Jennifer Swanson
                                            VICE PRESIDENT