Form 10QSB
period 2001-06-30
ECONTENT INC
filed 2001-08-24
CIK 820789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------

                                   FORM 1O-QSB


(MARK ONE)

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                       FOR THE QUARTER ENDED JUNE 30, 2001

                          COMMISSION FILE NO. 133-16736



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

                                 (561) 835-0094
                           (Issuer's telephone number)


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

     The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2001 is 20,307,365 shares all of one class of $.08 par value common stock and no shares of convertible preferred stock with a $10.00 par value.

                                 eCONTENT, INC.
                           A DEVELOPMENT STAGE COMPANY
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)



                                      INDEX



                                                                       PAGE

PART I            FINANCIAL INFORMATION

         Consolidated Balance Sheet - June 30, 2001.......................1

         Consolidated Statements of Operations - Three
           Months Ended June 30, 2000 and 2001............................2

         Consolidated Statements of Operations - Nine
           Months Ended June 30, 2000 and 2001............................3

         Notes to the Consolidated Financial Statements.................4-7

         Management's Discussion and Analysis of financial
           conditions and results of operations........................8-11

PART II           OTHER INFORMATION

         Item 1.           Legal Proceedings.............................12

         Item 2.           Changes in Securities.........................12

         Item 3.           Defaults Upon Senior Securities...............12

         Item 4.           Submission of Matters to a Vote of
                             Security Holders............................12

         Item 5.           Other Information.............................12

         Item 6.           Exhibits on Reports on Form 8-K...............12

Signature Page...........................................................13
                                 eCONTENT, INC.
                           A DEVELOPMENT STAGE COMPANY
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (Unaudited)



      Assets

Current Assets
  Cash and equivalents                                             $    216,848
  Accounts receivable billed and unbilled -
    net of allowance for bad debt of $15,000                            430,338
  Due from selling stockholder                                          100,000
  Prepaid expenses and other current assets                             146,699
                                                                   ------------

      Total Current Assets                                              893,885

Property and equipment, net of accumulated
  depreciation of $51,433                                               153,730

Other Assets
  Intangible assets, net of accumulated amortization
    of $593,263                                                       5,900,260
  Deposits and deferred license charges                                  56,590
                                                                   ------------

      Total Other Assets                                              5,956,850
                                                                   ------------

      Total Assets                                                    7,004,465
                                                                   ============


      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                                 428,528
  Corporate taxes payable                                                69,414
  Bank credit line                                                       37,511
  Due to stockholders'                                                   47,070
                                                                   ------------

      Total Current Liabilities                                         582,523

Minority interest in consolidated subsidiary                             94,397

Stockholders' Equity
  Common stock, par value $.08 per share; authorized
    50,000,000 shares, 20,307,365 issued and outstanding              1,624,589
  Convertible preferred stock, authorized 1,000,000
    shares, par value $10.00; no shares issued
    and outstanding                                                        --
  Additional paid in capital                                         12,834,385
  Deferred compensation                                                 (26,501)
  Deficit accumulated during development stage                       (8,104,928)
                                                                   ------------

      Total Stockholders' Equity                                      6,326,429
                                                                   ------------

      Total Liabilities and Stockholders' Equity                   $  7,004,465
                                                                   ============


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

                                                                          From
                                                                        April 1,
                                                                          1998
                                                                        (Date of
                                                 For the                Inception)
                                           Three Months Ended              to
                                                 June 30,                June 30,
                                           2000           2001             2001
                                      ------------    ------------    ------------
Total Revenues                        $       --      $    474,069    $  3,459,655
                                      ------------    ------------    ------------

Costs and Expenses
  Development, production and
    distribution                           483,053         229,993       2,956,480
  General and administrative               327,187         676,825       4,481,513
  Depreciation and amortization              4,524         157,565         685,562
  Stock based compensation and
     Stock Grants                           68,750           8,833       4,610,061
                                      ------------    ------------    ------------

      Total Costs and Expenses             883,514       1,073,216      12,733,616
                                      ------------    ------------    ------------

      Loss Before Other Income and
      Expenses And Provision
      for Income Tax                      (883,514)       (599,147)     (9,273,961)

Other Income (Expense)
  Bad debt expense                            --            (3,000)         (9,000)
  Settlement income (expense)                 --         1,407,544       1,374,700
  Interest expense (net)                      (410)           (663)        (32,580)
  Minority interest in consolidated
    subsidiary earnings                       --            36,262         (94,397)
  Loss on unconsolidated subsidiary        (34,780)           --              --
                                      ------------    ------------    ------------

      Total Other Expense                  (35,190)      1,440,143       1,238,723
                                      ------------    ------------    ------------

Income (Loss) before income taxes         (918,704)        840,996      (8,035,238)

(Provision for) Benefit from
   income taxes                               --            17,900         (69,690)
                                      ------------    ------------    ------------

      Net Income (Loss)               $   (918,704)   $    858,896    $ (8,104,928)
                                      ============    ============    ============

Loss per common share, basic
  and diluted                         $       (.07)   $        .04
                                      ============    ============

Weighted average common shares
  outstanding, basic and diluted        13,061,929      20,800,216
                                      ============    ============






See notes to the consolidated financial statements.
                                                                               2


                                 eCONTENT, INC.
                           A DEVELOPMENT STAGE COMPANY
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                            From
                                                                           April 1,
                                                                            1998
                                                                          (Date of
                                                   For the               Inception)
                                              Nine Months Ended             to
                                                  June 30,                June 30,
                                            2000            2001            2001
                                        ------------    ------------    ------------
Total Revenues                          $       --      $  1,985,446    $  3,459,655
                                        ------------    ------------    ------------

Costs and Expenses
  Development, production and
    distribution                           1,105,359         959,825       2,956,480
  General and administrative                 879,643       2,093,241       4,481,513
  Depreciation and amortization               13,572         461,157         685,562
  Stock based compensation and
    stock grants                           1,254,063         276,999       4,610,061
                                        ------------    ------------    ------------

      Total Costs and Expenses             3,252,637       3,791,222      12,733,616
                                        ------------    ------------    ------------

      Loss Before Other Income and
      Expenses And Provision
      For Income Tax                      (3,252,637)     (1,805,776)     (9,273,961)

Other Income (Expense)
  Bad debt expense                              --            (6,000)         (9,000)
  Settlement income (expense)                 (4,000)      1,407,544       1,374,700
  Interest expense                              (690)        (13,864)        (32,580)
  Minority interest in consolidated
    subsidiary earnings                         --           (57,622)        (94,397)
  Loss from unconsolidated subsidiary        (34,780)           --              --
                                        ------------    ------------    ------------

      Total Other Expense                    (39,470)      1,330,058       1,238,723
                                        ------------    ------------    ------------

Loss before income taxes                  (3,292,107)       (475,718)     (8,035,238)

Provision for income taxes                      --           (28,700)        (69,690)
                                        ------------    ------------    ------------

      Net Loss                          $ (3,292,107)   $   (504,418)   $ (8,104,928)
                                        ============    ============    ============


Loss per common share, basic
  and diluted                           $       (.28)   $       (.03)
                                        ============    ============

Weighted average common shares
  outstanding, basic and diluted          11,841,931      19,916,592
                                        ============    ============









See notes to the consolidated financial statements.
                                                                               3

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2001
                                   (UNAUDITED)

A.       BASIS OF PRESENTATION AND NATURE OF BUSINESS

         eContent, Inc. (formerly Media Vision Productions, Inc.) (the "Company") was originally incorporated under the laws of the State of Delaware on December 3, 1986 as Flair Communications, Inc. In February 1996, the Company changed its name to Gulfstar Industries, Inc. On January 4, 1999 the Company acquired all of the issued and outstanding shares of Media Visions Properties, Inc. and changed its name to Media Vision Productions, Inc. On October 1, 1999 the Company changed its name to eContent. The primary business of eContent is to design, develop and market television programming, internet content and to capitalize on related merchandising opportunities.

         In May, 2000, the Company acquired a 41% interest in Media Productions International, Inc. and on September 28, 2000 the Company increased its ownership to 51% of MPI.

         The Company has been in the development stage through June 30, 2001 and its activities have been focused on the acquisition of the MPI subsidiary and the development of MPI's programs and related merchandising opportunities. Because eContent has been in the development stage, the accompanying financial statements should not be regarded as typical for normal operating periods. While the Company has recorded primarily production revenue from its 51% owned MPI subsidiary since June 1, 2000, it has yet to record material revenues from its merchandising contracts and it has not completed the acquisition of MPI (see NOTE J - SUBSEQUENT EVENTS).

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form l0-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001.

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

SUPPLEMENTAL CASH FLOW INFORMATION
                                                        FOR THE NINE
                                                        MONTHS ENDED
                                                           JUNE 30,
                                                      -----------------
                                                        2000       2001
                                                      -------    -------

Interest Paid                                         $    0     $ 16,343
                                                      =======    ========

Income Taxes Paid                                     $    0     $ 26,203
                                                      =======    ========


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

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated balance sheet as of June 30, 2001 includes the Company and its wholly owned subsidiaries, Media Vision Properties Inc. and National Licensing Corporation, as well as the Company's 51% owned subsidiary, MPI Media Productions International, Inc (see NOTE J - SUBSEQUENT EVENTS). The consolidated statements of operations include the results of operations of the Company and Media Vision Properties, Inc. for all periods presented and MPI Media Productions International, Inc. effective June 1, 2000 and National Licensing Corporation effective September 5, 2000.

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

         Amortization expense was $0 and $428,514 for the nine months ended June 30, 2000 and 2001, respectively.

F.       COMMITMENTS AND CONTINGENCIES

         The Company's predecessor's subsidiaries were involved in various litigation in connection with their prior operations which were eliminated by the reorganization under bankruptcy.

         On September 24, 1999 the Company entered into employment agreements with its president and two executive officers. Initially, the general terms of the agreements provide for the three officers to receive annual salaries totaling $515,000 for fiscal 2000, $566,500 for fiscal 2001 and $623,150 for fiscal 2002. Additionally, the agreements provide for stock options and grants of shares. During the quarter ended June 30, 2001 these agreements were amended and the officers agreed to return certain shares, which were recorded as settlement income. Presently, the amended agreements provide for payments which are in arrears.

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2001
                                   (UNAUDITED)

F.       COMMITMENTS AND CONTINGENCIES - (Continued)

         On October 5, 1999, the Company entered into a 3 year licensing agreement, which the Company can elect to extend to 2008 after 2002, with an individual and Spartan Sporting Goods and Fashions, Inc. ('Spartan') a privately held New York Corporation for the exclusive master license of certain logos, trademarks and copyrights. The agreement provides that the Company pay 30% of all royalty income received from the producers under this agreement to the Licensor, or 'Spartan'. Additionally, the agreement provides for a minimum annual non-refundable license fee as follows:

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

         During the nine months ended June 30, 2001 provision for taxes on the Company's consolidated subsidiary for the nine months ended June 30, 2001 consisted of the following:

                                           TOTAL         FEDERAL   STATE & LOCAL

Current                                  $ 25,000        $ 5,000      $ 20,000
Deferred                                    3,700          1,550         2,150
                                         --------        -------      --------

  Total                                  $ 28,700        $ 6,550      $ 22,150
                                         ========        =======      ========

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2001
                                   (UNAUDITED)


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

         On May 31, 2000 the Company acquired 46% and on September 28, 2000 the Company acquired an additional 5% of MPI with the issuance of 1,350,000 shares of the Company's common stock, cash and expenses totaling $5,987,500 and assumed liabilities in excess of basis of $249,193. This excess was recorded at $2,760,000 of goodwill with a 20 year life; $2,607,519 of licensing rights with the life of 10 years and $869,174 of customer lists with a life of 7 years, all of which are included in intangible assets, net of $593,213 of accumulated amortization through June 30, 2001. In May, 2001 the Company and MPI extended this agreement with a $50,000 payment toward this obligation, and agreed to pay the balance with payments of $750,000 by July 2, 2001 and approximately $1,360,000 prior to July 31, 2001 as well as satisfy the remaining terms and conditions by that date. The original agreement as recorded was terminated by both parties (SEE NOTE J - SUBSEQUENT EVENTS).

I.       EQUITY TRANSACTIONS

         During the nine months ended June 30, 2001 the Company issued 3,121,830 shares of its common stock to accredited investors, 885,000 of which were pursuant to the exercise of warrants, in private placements generating gross proceeds of $1,300,778, which net of cash offering costs of approximately $178,649, generated net proceeds to the Company of $1,122,129. In connection with these placements, 150,000 shares were issued to consultants for investment banking services. Also during the nine months ended June 30, 2001, the Company granted 100,000 shares for certain licenses and intellectual property rights valued at $112,500 included in intangible assets and 395,000 shares to consultants for services. Additionally, the Company recorded the issuance of 533,409 shares during the quarter ended June 30, 2001, valued at approximately $375,682, which is included in general and administrative expenses, for a reparation adjustment to private placement investors due to a delay in funding a registration statement to register approximately 3.5 million restricted shares.

         Additionally, during the quarter ended June 30, 2001, the Company received 1,675,688 shares of common stock surrendered by prior officers, valued at $1,407,544 based upon the issuance date in connection with the amendment and termination of certain employment agreements.

J.       SUBSEQUENT EVENTS

         On August 7, 2001, the Company announced that the stock purchase agreement entered into on May 25, 2000 pursuant to which it was to purchase 100% of the shares of a production company known as MPI Media Productions International, Inc. has been terminated by both parties. Each party has claimed non-performance and the company is examining its rights to recover its investment made to MPI's principal, Bob Marty. Mr. Marty has already agreed to return the 1,350,000 shares issued to him in connection with the execution of the agreement. No provision for loss has been made regarding the termination and the Proforma effect will be presented in an amendment to this instant filing.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 VS. THREE MONTHS ENDED JUNE 30, 2000

         The Company has recorded gross earnings of $474,069 for the three months ended June 30, 2001 as the Company has only recorded its initial operating revenues subsequent to the acquisition of MPI, its operating subsidiary, and as such there were no comparable revenues in the three months ended June 30, 2000.

         The Company recorded net income of $858,896 for the three months ended June 30, 2001 as compared to a loss of $918,704 for the comparable period ended June 30, 2000, a decrease of $1,777,600. This represents net income per common share of $.04 for the three months ended June 30, 2001 as compared to a loss per common share of $(.07) for the period ended June 30, 2000.

         The Company reported a loss before other income and expenses of $599,147 for the quarter ended June 30, 2001 as compared to $844,514 for the quarter ended June 30, 2000.

         Despite the increases in depreciation and amortization and general and administrative expenses, the Company recorded net income during the quarter ended June 30, 2001 compared to a loss in the quarter ended June 30, 2000 primarily due to the gain in settlement income of $1,407,544 resulting from the surrender of certain shares of common stock previously issued and outstanding, in connection with the termination of certain employment contracts.

         Development, production and distribution expenses dropped to $229,993 for the three months ended June 30,2001 compared to $483,053 during the same period in 2000. General and administrative expenses rose to $676,825 for the three months ended June 30, 2001 from $327,187 for the comparable period in fiscal 2000.

NINE MONTHS ENDED JUNE 30, 2001 VS. NINE MONTHS ENDED JUNE, 2000

         The Company has recorded gross earnings of $1,985,446 for the nine months ended June 30, 2001 as the Company has only recorded its initial operating revenues subsequent to the acquisition of MPI, its operating subsidiary, commencing June 1, 2000, and as such there were no comparable revenues in the nine months ended June 30, 2000.

         The Company recorded a net loss of $504,418 for the nine months ended June 30, 2001 as compared to a loss of $3,292,107 for the comparable period ended June 30, 2000, a decrease of $2,787,689. This represents a loss per common share of $(.03) for the nine months ended June 30, 2001 as compared to a loss per common share of $(.28) for the period ended June 30, 2000.

         The Company reported a loss before other income and expenses of $1,805,776 for the nine months ended June 30, 2001 as compared to $3,252,637 for the nine months ended June 30, 2000.

         Despite the increases in depreciation and amortization, as a result of the acquisition, and general and administrative expenses, the loss is reduced during the nine months ended June 30, 2001 when compared to the nine months ended June 30, 2000 primarily due to the gain in settlement income of $1,407,544 resulting from the surrender of certain shares of common stock previously shown as issued and outstanding, in connection with the termination of certain employment agreements.

         Development, production and distribution expenses dropped to $959,825 for the nine months ended June 30, 2001 compared to $1,105,359 in fiscal 2000. General and administrative expenses rose to $2,093,241 for the nine months from $879,643 for the comparable period in fiscal 2000.

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

         The Company has planned to develop and retain a financial interest in products related to each MPI Special. Public Television offers these products (ie. books, cd's, videos, etc.) to viewers as an incentive to pledge during the station's Membership Drives. This nationwide exposure provides invaluable consumer recognition. These and other products are cross promoted and sold through a synchronized network of Mass Merchants, Bookstores, Music & Video Outlets, TV Shopping, Web and Print Channels.

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

         In the quarter ending June 30, 2001, eContent and MPI Media Productions International, Inc. released several new shows for the June Public Television Pledge Drive. The effect of the Company's business plan and operating strategy will be substantially altered should the company novate the contract to complete the acquisition of MPI or otherwise not be able to revise its operating agreement with MPI. As of August 7, 2001, the company and MPI announced that the initial agreement with MPI, dated March 25, 2000 had been terminated (see - CURRENT DEVELOPMENTS).

CURRENT DEVELOPMENTS

         The Company recently announced the termination of the acquisition agreement that would otherwise have the Company acquire up to 100% of its operating subsidiary, Media Productions International, Inc. ("MPI"). Should the Company not be able to renegonitate or otherwise enter into a replacement agreement, the result would substantially change the operating nature and accordingly the results of the operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at June 30, 2001 was $311,362, primarily in its operating Subsidiary, MPI. Since the reorganization, the Company has funded its operations from the issuance of common stock and loans.

         At June 30, 2001 the Company had cash and cash equivalents of approximately $216,848 and accounts receivable of approximately $430,338. Cash used in operating activities primarily consisted of the net loss, offset by non-cash charges for depreciation and common stock issued for services and increased accounts payable and accrued expenses, with the major use of working capital supporting an increase in receivables pertaining to programs the Company completed in the June quarter and anticipated to be completed in the remainder of fiscal 2001 in the MPI Subsidiary.

         The Company raised approximately $336,902 through the issuance of the Company's Common Stock which net of offering costs of $49,728 generated net proceeds to the Company of $287,174 during the quarter ending June 30, 2001 and plans to raise between $2,000,000 and $3,000,000 of additional capital during fiscal 2001 in private placement transactions with accredited investors that are intended to be exempt from registration pursuant to 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

         The Company has not determined the effect of the termination of the initial MPI agreement, or whether or not it will successfully develop an alternative operating arrangement with MPI.

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

         The Company announced that the stock purchase agreement entered into on May 25, 2000 pursuant to which it was to purchase 100% of the shares of a production company known as MPI Media Productions International, Inc. has been terminated by both parties. Each party has claimed non-performance and the company is examining its rights to recover its investment made to MPI's principal, Bob Marty. Mr. Marty has already agreed to return the 1,350,000 shares issued to him in connection with the execution of the agreement. No provision for loss has been made regarding the termination and the Proforma effect will be presented in an amendment to this instant filing. The effect of the outcome of the termination is undeterminable at this time. The Company is currently in discussions with Mr. Marty concerning the unwind, our rights and obligations, if any, under the stock purchase agreement and are consulting with counsel concerning how best to protect and advance the interests of our stockholders. No assurance can be provided at this point as to our ability to recover funds advanced to Mr. Marty or as to our ability to negotiate a replacement arrangement.

ITEM 2.           CHANGES IN SECURITIES.

                  NONE

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  NONE

ITEM 5.           OTHER INFORMATION.

                  NONE

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  NONE

                                   SIGNATURES

     In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, submitted in reliance of Rule 12b-21, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     eContent Inc.
                                    (Formerly Media Vision Productions, Inc.)

Dated:   August 20 , 2001
                                    By: /s/ CORNELIA ELDRIDGE
                                       ----------------------
                                            Cornelia Eldridge
                                            PRESIDENT