Form 10KSB
period 2001-09-30
ECONTENT INC
filed 2002-01-28
CIK 820789

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ________________________

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
                         COMMISSION FILE NUMBER 33-16736

                           ________________________

                                 eCONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
             (Exact name of registrant as specified in its charter)


                   DELAWARE                               23-2442288
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)

2455 EAST SUNRISE BLVD. #703, FT. LAUDERDALE, FL             33304
   (Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code: (561) 835-0094

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

                                (Title of Class)

                           ________________________


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. Yes /X/

         Indicate by check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 5(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes /X/ No / /

         Effective September 30, 2001 the Company had 22,193,572 shares of common stock and no shares of preferred stock outstanding.

                                     PART I

ITEM 1. BUSINESS.

GENERAL DESCRIPTION OF BUSINESS

         eContent, Inc. is a fully reporting public company, registered with Standard & Poors and listed for trading on the NASDAQ OTC:BB under the symbol ETNT.
         eContent Inc. is an integrated vertical marketing company that designs and executes business development strategies for three primary client groups; content providers, developers, and distributors. The Company is concentrating on building its revenue base with companies that operate in three core industry sectors; entertainment and media, health and wellness, and lifestyle-oriented consumer goods.

ORGANIZATIONAL BACKGROUND

         eContent, Inc., previously named Gulfstar Industries, was incorporated under the laws of Delaware on December 3, 1986. Gulfstar evolved into a holding company with two wholly owned subsidiaries, Plant Technical Services, Inc., an engineering consulting and placement service and Tier Environmental, an environmental preservation company, both of which discontinued operations in the fiscal year ended September 30, 1997.

         On July 22, 1997, Gulfstar filed a petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. On September 2, 1998 the Court approved a proposed plan of reorganization, which would be funded through the reverse merger of Gulfstar with Media Vision Productions, Inc.

         On January 4, 1999, the merger was consummated, Gulfstar was recapitalized and changed its name to Media Vision Productions, Inc. The original Gulfstar shareholders retained 367,355 shares (7% at the time of recapitalization), in the new company. The Gulfstar creditors were issued 30,970 shares (.6% at the time of recapitalization).

         On October 1, 1999, the stock commenced trading, with a new name, e-Content, Inc., a new symbol, "ETNT" with a new focus on Television Driven E-Commerce Marketing.

         During the year ended September 30, 2000, the Company initially recorded its investment in MPI as a consolidated subsidiary of ETNT pursuant to a stock purchase agreement from May of 2000. Upon the acquisition of a 51% interest in MPI at that time, the Company had a conditional option to acquire the remaining 49% of MPI, with certain extensions through July 30, 2001. On July 30, 2001, eContent let its right to complete the acquisition of MPI expire, and subject to the return of certain shares, the Company forfeited any interest in MPI. The level of the Company's working capital, the effect a completed acquisition would have on the dilution of the Company's stock, and MPI's willingness to work with us on future productions had an impact on the decision to not to exercise the option to complete the acquisition.

         The Company has restated its financial statements for the fiscal year ended September 30, 2000 to record this investment as an unconsolidated subsidiary in this instant filing and during the fiscal year ended September 30, 2001 the Company recorded a loss on the termination of its investment in MPI effective July 30, 2001 (See Part 7. F/S). Subsequent to September 30, 2001, the Company and MPI concurrently exchanged certain releases relating to the preceding and entered into a preliminary program production agreement, which in light of all th factors the Company considered, gives us the most dexterity to implement our business plan at this time.

         On September 5, 2000 the Company incorporated a wholly owned subsidiary to hold and capitalize on its sports marketing licenses called National Licensing Corporation.

         On September 27, 2000, the Company executed a non-binding letter of intent to acquire Internet Broadcast Networks, Inc. This acquisition was not consummated.

EMPLOYEES AND CONSULTANTS

         As of September 30, 2001, the Company had approximately 3 executive consultants

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

ITEM 2. PROPERTIES.

         The West Palm Beach office was closed in May, 2001. Temporary offices were opened at 2455 East Sunrise Blvd. #703, Ft. Lauderdale, FL 33304. The Company leases these premises on a month by month basis and as part of a facilities and services arrangement with the Camelot Group, whose offices are located at the same address, for $5,000 per month.

ITEM 3. LEGAL PROCEEDINGS.

         eContent, Inc.'s predecessor had commenced an action against its former president of its MBT subsidiary. On May 16,1996 we terminated the President of the former PTS Subsidiary. The former president of the PTS subsidiary has commenced an action for wrongful termination and the Company has defended its position and has commenced a countersuit alleging misrepresentation in connection with the acquisition of PTS. The Company filed for reorganization under Chapter 11 of the bankruptcy laws, which has been approved by the court and which has been deemed effective on January 4, 1999. The above claims against the Company were dismissed in the reorganization. The former President of the PTS Subsidiary appealed this decision and effective September 30, 2001, the Company recorded the settlement with the former President, John Sgarlat for the issuance of 91,833 shares of the Company's common stock valued at $13,775, as well as the extension of 33,000 warrants for one share each of the Company's common stock exercisable through October, 2004 for a price equal to 75% of the trading price on the date of exercise.

         In September, 2000 the Company terminated its Executive Vice President, Gary A. Goodell. In December, 2000 the former Executive Vice President filed a complaint in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County seeking restatement of his employment contract. In March 2000, Bill Campbell joined Gary Goodell's suit.

         In May 2001, the suit was settled, resulting in the return of certain shares by both directors and the agreement to lock up their remaining shares for six months through October 26, 2001, and the payment of $48,000 each through May, 2002.

         In May 2001, the prior president instituted a suit in federal court against the Company's current president and an investment banker, in connection with his termination. This suit was dropped. His termination resulted in the return of certain shares to the Company and a consulting contract for $2,500 per week for 103 weeks commencing on May 29, 2001.

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

                                                HIGH BID          LOW BID
                                               -----------      -----------
FISCAL YEAR ENDED SEPTEMBER 30, 1999
    First Quarter                              Unavailable      Unavailable
    Second Quarter                             Unavailable      Unavailable
    Third Quarter                              $     2.625      $      .50
    Fourth Quarter                             $     1.375      $      .75

FISCAL YEAR ENDED SEPTEMBER 30, 2000
    First Quarter                              $     2.125      $      .4375
    Second Quarter                             $     2.125      $      .8438
    Third Quarter                              $     2.4375     $     1.0625
    Fourth Quarter                             $     1.1875     $      .375

FISCAL YEAR ENDED SEPTEMBER 30, 2001
    First Quarter                              $     1.1875     $      .375
    Second Quarter                             $     1.1875     $      .4062
    Third Quarter                              $      .64       $      .21
    Fourth Quarter                             $      .38       $      .05

         (B)      SHAREHOLDERS

         As of September 30, 2001, we had 22,193,572 shares of common stock outstanding and approximately 1,000 stockholders of record.

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

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2001 VS. YEAR END SEPTEMBER 30, 2000

         The Company has not yet recorded any revenue, as restated for the termination of its investment in MPI. The Company recorded a net loss of $3,118,454 for the year ended September 30, 2001 as compared to a loss of $3,595,192 for the period ended September 30, 2000 as restated. This represents a loss per common share of $.l6 for the year ended September 30, 2001 as compared to a loss per common share of $.28 for the period September 30, 2000 as restated.

         Production expenses were $551,536 for fiscal 2001 compared to $1,161,957 in fiscal 2000 as restated. This reduction is attributable to reduced project under development in fiscal 2001. General and administrative expenses were reduced to $1,708,937 in fiscal 2001 from $2,044,316 in fiscal 2000 as restated. The decrease in these costs primarily relate to the reduction of full time employees and reduction in overall marketing efforts related to the co-production of syndicated programming.

         Additionally, the Company recorded a non-cash gain of $1,245,665 related to the settlement of employment agreements with its former President and CEO and two Executive Vice Presidents.

         On a proforma basis the Company would have recorded revenue of $1,890,203 for the year ended September 30, 2001 if consolidated with MPI, as compared to revenue of $1,474,209 for the comparable period ended September 30, 2000. The proforma information includes the results of MPI from May, 2000 through September 30, 2001.

         On a proforma basis the Company would have recorded a net loss of $2,833,019 for the year ended September 30, 2001 as compared to a loss of $3,516,517 for the comparable period ended September 30, 2000. This represents a loss per common share of $.14 for the year ended September 30, 2001 as compared to a loss per common share of $.27 for the period ended September 30, 2000.

PLAN OF OPERATIONS AND BUSINESS STRATEGY

         Marketing is an exciting business based on an exact science. Consumer spending is a direct function of media exposure. Television is the nations most popular and powerful media.

         eContent, Inc., ETNT, is a vertically integrated marketing company engaged in the creation of television show concepts and the development of related products and merchandising strategies. eContent is an integrated vertical marketing company that designs and executes business development strategies for three primary client groups; content providers, developers, and distributors. The Company is concentrating on building its revenue base with companies that operate in three core industry sectors; entertainment and media, health and wellness, and lifestyle-oriented consumer goods.

         The Company develops and retains a financial interest in products related to each television special, generally in the form of a royalty. Public Television offers these products (ie. books, cd's, videos, etc.) to viewers as an incentive to pledge during the station's Membership Drives. To date the Company has not recorded any revenue. This nationwide exposure provides invaluable consumer recognition. These and other products are cross promoted and sold through a synchronized network of Mass Merchants, Bookstores, Music & Video Outlets, TV Shopping, Web and Print Channels.

MASS MERCHANTS       BOOKS       MUSIC & VIDEOS           PRINT       TV SHOPPING       WEB
- --------------- --------------- ------------------ ----------------- ------------- -------------
Walmart             Borders            Tower              Parade          QVC         Amazon.com
K-Mart            Waldenbooks        Sam Goody      National Enquirer     HSN         CDNow.com
Target           Barnes & Noble       Best Buy          USA Weekly     Infomercial  ibookstore.com


         The Company plans to generate its revenues from retainer fees, performance incentives, and equity-based annuities created through the formation of partnerships; agreements influenced by the scope of engagement with each client. As the Company reaches critical mass in its client base, revenues can multiply from cross-client promotions, and equity position providing significant upside at substantially lower risk. This is a key component of the business model and an important valuation driver for the Company as it grows. By building a diverse portfolio of clients the Company minimizes the risk associated with any one particular property or project but maximizes benefits for revenue and profit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at September 30, 2001 was a deficit of $250,336. Since the reorganization, the Company has funded its operations from the issuance of common stock and loans from officers and certain shareholders. The Company has incurred operating losses totaling $10,797,639 from inception April 1, 1998 through September 30, 2001. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its development of programs, and (3) successfully implement its plans to market the products of co-venturers through the television and other media for a share of the revenue from the exploitation of each program.

         The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2002 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

         Subsequent to year end, the Company has entered into a commitment to secure up to approximately $500,000 of bridge loans convertible to equity. The Company presently has ongoing discussions and negotiations with a number of additional financing alternatives, one or more of which it believes will be able to successfully close to provide necessary working capital, while maintaining sensitivity to shareholder dilution issues.

         In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company:

         The Company has entered into a preliminary program production agreement with MPI and has relationships with other producers. The Company has built working alliances with several outside production studios and talent pools and the Company has identified several projects it will implement on a program by program basis during fiscal 2002.

         Management believes that actions presently being taken to complete the Company's development stage through the successful production of professional content with associative distribution earning and revenue sharing agreements, and ultimately sufficient revenue thereon to support operations. However, there can be no assurance that eContent will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company raised approximately $1,086,000 through the issuance of the Company's Common Stock during fiscal 2001 in private placement transactions with accredited investors that are intended to be exempt from registration pursuant to 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933 and anticipates it will need to raise between $750,000 to $1,500,000 to implement its current business plan.

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

ITEM 7.  FINANCIAL STATEMENTS.

         (a)(1)   The following documents are filed as part of this report:

                  a.       Consolidated  Financial Statements of the Registrant,
                           eContent,   Inc.  and  Subsidiaries  (formerly  Media
                           Vision Productions, Inc.)

                                                                          PAGES
                                                                          -----

Report of Independent Auditors'                                            F-1

Consolidated Balance Sheet of eContent, Inc. and
  Subsidiaries (formerly Media Vision Productions, Inc.) as
  of September 30, 2001                                                    F-2

Consolidated Statements of Operations of eContent, Inc. and
  Subsidiaries (formerly Media Vision Productions, Inc.) for the years ended September 30, 2001 and September 30, 2000
  and for the period from inception (April 1, 1998) through
  September 30, 2001                                                       F-3

Consolidated Statements of Changes in Stockholders' Equity
  of eContent, Inc. and Subsidiaries (formerly Media Vision
  Productions, Inc.) for the period from October 1, 1997 to
  September 30, 2001                                                 F-4 - F-6

Consolidated Statements of Cash Flows of eContent, Inc. and
  Subsidiaries (formerly Media Vision Productions, Inc.) for the years ended September 30, 2001 and September 30, 2000
  and for the period from inception (April 1, 1998) through
  September 30, 2001                                                       F-7

Notes to Consolidated Financial Statements                          F-8 - F-22

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

                           Not Applicable

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of eContent, Inc. and Subsidiaries (Formerly Media Vision Productions, Inc.)

         We have audited the accompanying consolidated balance sheet of eContent, Inc. and Subsidiaries (formerly Media Vision Productions, Inc.) and subsidiaries as of September 30, 2001 and the related consolidated statements of operations and cash flows for the two years then ended and from April 1, 1998 (Date of Inception) through September 30, 2001 and the consolidated statement of stockholders' equity from October 1, 1997 through September 30, 2001 in the accompanying index to the financial statements (Item 7.). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eContent, Inc. and Subsidiaries (formerly Media Vision, Inc) as of September 30, 2001, and the results of operations and its cash flows for the two years then ended and from April 1, 1998 (Date of Inception) through September 30, 2001 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and is in a working capital deficit position that raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          SCHUHALTER, COUGHLIN & SUOZZO, LLC

Raritan, New Jersey

January 23, 2002
                        eCONTENT, INC. AND SUBSIDIARIES
                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001

      ASSETS

Current Assets
  Cash and equivalents                                             $      9,158
  Due from prior investee                                                75,000
  Deferred costs                                                        109,474
                                                                   ------------

      Total Current Assets                                              193,632

Deferred production costs                                               227,054
Property and equipment, net of $20,465 accumulated
  depreciation                                                           69,097

Other Assets
  Due from prior investee                                                25,000
  Intangible assets, net of accumulated amortization of
  $ 49,765                                                               40,716
                                                                   ------------

      Total Other Assets                                                 65,716
                                                                   ------------

      Total Assets                                                 $    555,499
                                                                   ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable and accrued expenses                            $    254,302
  Due to stockholder                                                     15,000
  Due to director                                                        20,000
  Other current liabilities                                             154,666
                                                                   ------------

      Total Current Liabilities                                         443,968

Other Liabilities                                                       103,938

Bridge loans, expected to converted to equity                            45,000

Commitments and Contingencies (Note 7)

Stockholders' Equity
  Common stock, par value $.08 per share; authorized
    50,000,000 shares, 22,193,572 issued and outstanding              1,775,486
  Convertible preferred stock, authorized 1,000,000 shares,
    par value $10.00; no shares issued and outstanding                     --
  Additional paid in capital                                          8,984,746
  Deficit accumulated during development stage                      (10,797,639)
                                                                   ------------

      Total Stockholders' Equity (Deficit)                              (37,407)
                                                                   ------------

      Total Liabilities and Stockholders' Equity Deficit           $    555,499
                                                                   ============



The accompanying notes are an integral part of these financial statements.


                               eCONTENT, INC. AND SUBSIDIARIES
                          (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                                (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  FROM
                                                                                APRIL 1,
                                                                                  1998
                                            FOR THE           FOR THE           (DATE OF
                                              YEAR             YEAR             INCEPTION)
                                              ENDED            ENDED               TO
                                           SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                               2000              2001             2001
                                           ------------      ------------      ------------
                                            (Restated)
TOTAL REVENUES                             $       --        $       --        $       --
                                           ------------      ------------      ------------

COSTS AND EXPENSES:
  Development, production and
    distribution including non-cash
    stock related charges of
    $603,356, $175,500 and $778,856,
    respectively                              1,161,957           551,536         1,840,880
  General and administrative
    including non cash stock related
    charges of $885,313, $774,426 and
    $1,659,739, respectively                  2,044,316         1,708,937         4,621,230
  Depreciation and amortization                  22,928            27,322            67,155
  Stock based compensation                      404,082           136,500         3,584,249
                                           ------------      ------------      ------------

      TOTAL COSTS AND EXPENSES                3,633,283         2,424,295        10,113,514
                                           ------------      ------------      ------------

LOSS FROM OPERATIONS
   (Loss) before other expenses and
   provision for income taxes                (3,633,282)       (2,424,295)      (10,113,514)
                                           ------------      ------------      ------------

OTHER INCOME (EXPENSE):
  Settlement income (expense)                      --           1,245,665         1,235,109
  Interest income                                 1,165               501             1,666
  Interest expense                               (1,350)          (12,922)          (31,772)
  Equity in earnings of unconsolidated
    subsidiary                                   38,276            58,498            96,774
  Loss from termination of interest in
    unconsolidated subsidiary                      --          (1,985,901)       (1,985,901)
                                           ------------      ------------      ------------

      TOTAL OTHER INCOME (EXPENSE)               38,091          (694,159)         (684,124)
                                           ------------      ------------      ------------

      LOSS BEFORE INCOME TAXES               (3,595,192)       (3,118,454)      (10,797,639)

        Provision for income taxes                 --                --                --
                                           ------------      ------------      ------------


      NET LOSS                             $ (3,595,192)     $ (3,118,454)     $(10,797,639)
                                           ============      ============      ============

LOSS PER COMMON SHARE, BASIC
  AND DILUTED                              $       (.28)     $       (.16)
                                           ============      ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED             12,914,484        19,921,270
                                           ============      ============

The accompanying notes are an integral part of these consolidated financial statements.


                                                eCONTENT, INC. AND SUBSIDIARIES
                                           (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                                                 (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                           FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2001


                                                                                  ADDITIONAL                          TOTAL
                                       COMMON STOCK               DEFERRED         PAID IN                        STOCKHOLDERS'
                                 SHARES           AMOUNT        COMPENSATION       CAPITAL         (DEFICIT)          EQUITY
                              -----------      -----------      -----------      -----------      -----------      -----------
Balance, October 1, 1997          398,045      $   318,436             --        $  (318,436)     $   (86,099)     $   (86,099)
Change of par value from
  $.80 to $.08                       --           (286,592)            --            286,592             --               --
Retroactive effect of
  recapitalization on
  January 4, 1999
  including the
  elimination of prior
  retained deficit              4,000,000          320,000             --           (320,000)          86,099           86,099
                              -----------      -----------      -----------      -----------      -----------      -----------

Balance as restated for
  recapitalization
  effective April 1, 1998       4,398,045      $   351,844             --        $  (351,844)     $      --        $      --
Issuance of common stock,
  in private placement,
  net of offering costs
  of $14,011                      255,000           20,400             --            220,589             --            240,989
Correction of predecessor
  shares canceled in
  reverse split and
  cancellation of
  indebtedness                     (2,836)            (227)            --                227             --               --
Net loss for the period
  from April 1, 1998
  (date of inception) to
  September 30, 1998                 --               --               --               --           (141,759)        (141,759)
                              -----------      -----------      -----------      -----------      -----------      -----------

Balance, September 30,
  1998, as restated             4,650,209          372,017             --           (131,028)        (141,759)          99,230
Issuance of common stock
  in connection with the
  extension of note
  payable                         500,000           40,000             --            (15,000)            --             25,000
Issuance of common stock
  in private placements,
  net of offering costs
  of $62,472                      912,500           73,000             --            776,028             --            849,028
Issuance of common stock
  in consideration for
  cancellation of note
  payable plus accrued
  interest                        500,000           40,000             --            227,500             --            267,500
Issuance of common stock
  to employees for
  services                      3,400,000          272,000             --          2,754,000             --          3,026,000
Issuance of stock options
  to employees                       --               --            (88,333)         106,000             --             17,667
Net loss for the year
  ended September 30, 1999           --               --               --               --         (3,942,234)      (3,942,234)
                              -----------      -----------      -----------      -----------      -----------      -----------

Balance at September 30,
  1999                          9,962,709      $   797,017      $   (88,333)     $ 3,717,500      $(4,083,993)     $   342,191
                              -----------      -----------      -----------      -----------      -----------      -----------


The accompanying notes are an integral part of these consolidated financial statements.



                                          eCONTENT, INC. AND SUBSIDIARIES
                                     (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                                           (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                    FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2001



                                                                                  ADDITIONAL                          TOTAL
                                       COMMON STOCK               DEFERRED         PAID IN                        STOCKHOLDERS'
                                 SHARES           AMOUNT        COMPENSATION       CAPITAL         (DEFICIT)          EQUITY
                              -----------      -----------      -----------      -----------      -----------      -----------

Balance at October 1, 1999       9,962,709     $   797,017     $   (88,333)     $ 3,717,500     $(4,083,993)     $   342,191
Shares issued in
  consideration for
  cancellation of
  officer loans                    805,424          64,434            --            740,990            --            805,424
Issuance of shares in
  connection with
  investment in MPI
  subsidiary                     1,350,000         108,000            --          4,042,000            --          4,150,000
Issuance of stock
  options to employee of
  subsidiary                          --              --              --            368,750            --            368,750
Exercise of stock
  options                          500,000          40,000            --             60,000            --            100,000
Issuance of common stock
  for services                   1,135,000          90,800            --          1,801,952            --          1,892,752
Issuance of shares in
  private placement,
  together with warrants,
  net of cash offering
  costs of $184,975              3,437,181         274,974            --          1,811,706            --          2,086,680
Shared issued for cash
  and guarantee of
  acquisition note                 400,000          32,000            --            118,000            --            150,000
Amortization of deferred
  compensation                        --              --            35,333             --              --             35,333
Net Loss for the year
  ended September 30,
  2000 (restated)                     --              --              --               --        (3,595,192)      (3,595,192)
                              -----------      -----------      -----------      -----------      -----------      -----------

Balance, September 30,
  2000 (restated)               17,590,314     $ 1,407,225     $   (53,000)     $12,660,898     $(7,679,185)     $ 6,335,938
                              -----------      -----------      -----------      -----------      -----------      -----------



The accompanying notes are an integral part of these consolidated financial statements.

                                                eCONTENT, INC. AND SUBSIDIARIES
                                           (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                                                 (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                           FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2001



                                                                                     ADDITIONAL                          TOTAL
                                          COMMON STOCK               DEFERRED         PAID IN                        STOCKHOLDERS'
                                    SHARES           AMOUNT        COMPENSATION       CAPITAL         (DEFICIT)          EQUITY
                                 -----------      -----------      -------------    -----------      -----------      -----------

Balance, September 30,
  2000 (restated)                 17,590,314      $  1,407,225      $    (53,000)     $ 12,660,898    $ (7,679,185)   $  6,335,938

Issuance of shares in
 private placement,
 together with warrants,
 net of cash offering
 costs of $130,018                 1,469,575           117,566              --             352,416            --           469,982
Exercise of warrants and
 issuance of reparative
 shares, net of cash
 offering costs of $99,718         2,454,975           196,398              --             834,964            --         1,031,362
Issuance of shares in
 private placement                   100,000             8,000              --              32,000            --            40,000
Issuance of common
 stock for production
 rights                              100,000             8,000              --             104,500            --           112,500
Amortization of deferred
 compensation                           --                --              25,999              --              --            25,999
Return of shares pursuant
 to settlement agreement
 with certain management          (1,675,688)         (134,055)             --          (1,273,489)           --        (1,407,544)
Cancellation of options
 pursuant to settlement
 agreement with certain
 management                             --                --              27,001           (27,001)           --              --
Return of shares in
 connection with
 termination of stock
 purchase agreement,
 effective July 30, 2001          (1,350,000)         (108,000)             --          (4,042,000)           --        (4,150,000)
Issuance of shares in
 settlement                           91,833             7,347              --               6,428            --            13,775
Issuance of shares to
 directors to cancel debt
 and accrue compensation           1,442,563           115,405              --                --              --           115,405
Issuance of common stock
 for services                      1,970,000           157,600              --             336,030            --           493,630
Net loss for the year
 ended September 30, 2001               --                --                --                --        (3,118,454)     (3,118,454)
                                 -----------      -----------       -----------        -----------     -----------     -----------

Balance, September 30, 2001       22,193,572      $  1,775,486      $       --        $  8,984,746    $(10,797,639)   $    (37,407)
                                ============      ============      ============      ============    ============    ============



The accompanying notes are an integral part of these consolidated financial statements.


                                          eCONTENT, INC. AND SUBSIDIARIES
                                     (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                 FROM
                                                                                               APRIL 1,
                                                                                                 1998
                                                           FOR THE           FOR THE            (DATE OF
                                                             YEAR              YEAR           INCEPTION)
                                                             ENDED             ENDED              TO
                                                          SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                              2000              2001              2001
                                                          ------------      ------------      ------------
                                                           (Restated)
Cash flows from operating activities:
  Net Loss                                                $ (3,595,192)     $ (3,118,454)     $(10,797,639)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                               22,928            27,322            67,155
    Interest expense paid with equity                             --                --              17,500
    Loan fees                                                     --                --              25,000
    Stock based compensation and expenses
      paid by stock                                          2,585,670           992,298         6,621,635
    Equity in earnings of unconsolidated subsidiary            (38,276)          (58,498)          (96,774)
    Settlement income relating to stock                           --          (1,393,769)       (1,393,769)
    Loss on termination of interest in unconsolidated
      subsidiary                                                  --           1,985,909         1,985,909
Changes in assets and liabilities:
  Deferred charges and other current assets                    (36,589)           75,061           (21,212)
  Other liabilities                                               --             258,604           258,604
  Accounts payable and accrued expenses                        213,667           266,593           728,988
  Deposits                                                      (2,390)            6,590              --
                                                          ------------      ------------      ------------

    Net cash used in operating activities                     (850,182)         (958,344)       (2,604,603)

Cash flows from investing activities:
  Investment in intangible assets                                 --                --             (90,481)
  Investment in property and equipment                         (13,498)          (53,880)          (67,378)
  Advance on production rights                                    --                --            (337,500)
  Investment in MPI                                         (1,800,000)          (50,000)       (1,850,000)
                                                          ------------      ------------      ------------

    Net cash used in investing activities                   (1,813,498)         (103,880)       (2,345,359)
                                                          ------------      ------------      ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                 2,236,680         1,086,469         4,413,166
  Proceeds from loans                                          100,000            45,000           443,713
  Advances from officers and stockholders                      327,000            20,000           400,954
  Repayment of loans                                              --            (250,000)         (298,713)
                                                          ------------      ------------      ------------

    Net cash provided by financing activities                2,663,680           901,469         4,959,120
                                                          ------------      ------------      ------------

Net increase (decrease)in cash and cash
  equivalents                                                  169,363          (160,755)            9,158

Cash and cash equivalents, Beginning of Period                     550           169,913              --
                                                          ------------      ------------      ------------

Cash and cash equivalents, End of Period                  $    169,913      $      9,158      $      9,158
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

NOTE 1-ORGANIZATION AND NATURE OF BUSINESS

         eContent Inc. is an integrated vertical marketing company that designs and executes business development strategies for three primary client groups; content providers, developers, and distributors. The Company is concentrating on building its revenue base with companies that operate in three core industry sectors; entertainment and media, health and wellness, and lifestyle-oriented consumer goods.

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

         On January 4, 1999 the Company acquired all of the issued and outstanding shares of Media Visions Properties, Inc. and changed its name to Media Vision Productions, Inc. from Gulfstar Industries effective the same date. This transaction was accounted for as a reverse merger.

         On October 1, 1999 the Company changed its name to eContent, Inc. The primary business of eContent is to design, develop and market television programming, internet content and to capitalize on related merchandising opportunities.

         During the year ended September 30, 2000, the Company initially recorded its investment in MPI as a consolidated subsidiary of ETNT pursuant to a stock purchase agreement from May of 2000. Upon the acquisition of a 51% interest in MPI at that time, the Company had a conditional option to acquire the remaining 49% of MPI, with certain extensions through July 30, 2001. On July 30, 2001, eContent let its right to complete the acquisition of MPI expire, and subject to the return of certain shares, the Company forfeited any interest in MPI. The level of the Company's working capital, the effect a completed acquisition would have on the dilution of the Company's stock, and MPI's willingness to work with us on future productions had an impact on the decision to not to exercise the option to complete the acquisition.

         Presently, the Company's focus is to identify, develop, produce, promote and ultimately distribute programming on a project by project basis. Because eContent has been in the development stage, the accompanying financial statements should not be regarded as typical for normal operating periods.

                         eCONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2-LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENTS PLANS

         The Company's had a working capital deficit at September 30, 2001 of $250,336. Since the reorganization, the Company has funded its operations from the issuance of common stock and loans from officers and certain shareholders. The Company has incurred operating losses totaling $10,797,639 from inception April 1, 1998 through September 30, 2001. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its development of programs, and (3) successfully implement its plans to market the products of co-venturers through the television and other media for a share of the revenue from the exploitation of each program.

         The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2002 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

         Subsequent to year end, the Company has entered into a commitment to secure up to approximately $500,000 of bridge loans convertible to equity. The Company presently has ongoing discussions and negotiations with a number of additional financing alternatives, one or more of which it believes will be able to successfully close to provide necessary working capital, while maintaining sensitivity to shareholder dilution issues.

         In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company:

         The Company has entered into a preliminary program production agreement with MPI and has relationships with other producers. The Company has built working alliances with several outside production studios and talent pools and the Company has identified several projects it will implement on a program by program basis during fiscal 2002.

         Management believes that actions presently being taken to complete the Company's development stage through the successful production of professional content with associative distribution earning and revenue sharing agreements, and ultimately sufficient revenue thereon to support operations. However, there can be no assurance that eContent will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         eCONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated balance sheet as of September 30, 2001 includes the accounts of the Company and its wholly owned subsidiary, Media Vision Properties Inc., which commenced operations on April 1, 1998 and National Licensing Corporation, which commenced operations on September 5, 2000. The consolidated statements of operations include the results of operations of the Company and Media Vision Properties, Inc. for all periods presented and National Licensing Corporation effective September 5, 2000.

         All significant intercompany accounts and transactions have been eliminated.

RESTATEMENT

         During the year ended September 30, 2000, the Company initially recorded its investment in MPI as a consolidated subsidiary of ETNT pursuant to a stock purchase agreement from May of 2000. Upon the acquisition of a 51% interest in MPI at that time, the Company had a conditional option to acquire the remaining 49% of MPI, with certain extensions through July 30, 2001. On July 30, 2001, eContent let its right to complete the acquisition of MPI expire, and subject to the return of certain shares, the Company forfeited any interest in MPI.

         The Company has rested its financial statements for the fiscal year ended September 30, 2000 to record this investment as an unconsolidated subsidiary, which is a change in the reporting entities of the Company, and during the fiscal year ended September 30, 2001 the Company recorded a loss on the termination of its investment in MPI effective July 30, 2001. Subsequent to September 30, 2001, the Company and MPI concurrently exchanged certain releases relating to the preceding and entered into a preliminary program production agreement. (See Note 11.)

         On a proforma basis, the results on a consolidated basis for the periods presented would be as follows: (Including MPI information from May, 2000 through July 30, 2001, the effective date of the termination:

On a proforma basis, the results of operations on a consolidated basis for the periods presented would be as follows: (Including MPI information from May, 2000 through July 30, 2001, the effective date of the termination:)


                                                 For the Year      For the Year
                                                    Ended              Ended
                                                 September 30,     September 30,
                                                     2000               2001
                                                ------------       ------------

Proforma Revenue                                $  1,474,209       $  1,890,203

Proforma Costs and Expenses                       (4,846,505)        (4,036,107)
Proforma Depreciation and Amortization              (207,500)          (560,531)
Proforma Other Income and (Expense)                  (63,279)          (126,584)
                                                ------------       ------------

Proforma Net Loss                               $ (3,516,517)      $ (2,833,019)
                                                ============       ============

Proforma Net Loss Per Share                     $       (.27)      $       (.14)
                                                ============       ============

Proforma Shares Outstanding                       12,914,484         19,921,270
                                                ============       ============

                                               (As previously     (Includes MPI
                                                  reported)        information
                                                                     through
                                                                  July 30, 2001)

         The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if the termination had not taken place at the date and on the basis assumed above.

RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION

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

         Utilization of net operating losses generated through September 30, 2001 may be limited due to changes in ownership that occurred.

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


SUPPLEMENTAL INFORMATION-STATEMENT OF CASH FLOWS

                                                       FOR THE YEARS ENDED
                                                            SEPTEMBER 30,
                                                     2000                 2001
                                                    -------              ------
                                                  (Restated)

Interest Paid                                       $     0              $11,621
                                                    =======              =======


SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

                                                          FOR THE YEARS ENDED
                                                              SEPTEMBER 30,
                                                          2000           2001
                                                         --------       --------
Cancellation of $327,000 of advances from
  officers for issuance of 327,000 shares of
  common stock                                           $327,000       $   --
                                                         ========       ========

Cancellation of $478,424 unpaid salary and
  expenses for issuance of 478,424 shares of
  common                                                 $478,424       $   --
                                                         ========       ========

Issuance of 100,000 shares of common stock
  for production rights                                  $   --         $112,500
                                                         ========       ========

Cancellation of $115,405 of unpaid salary
  and expenses for the issuance of 1,442,563
  shares of common stock                                 $   --         $115,405
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

         Amortization expense was $18,096 and $18,096 for the years ended September 30, 2000 and 2001, respectively.

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

         In July 2001, the FASB issued SFAS No. 141, "Business Combination" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 required all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that the adoption of the provisions of SFAS 142 will have on its results of operations and financial position

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 2000 (as amended by SFAS No. 137) and will not require retroactive restatement of prior-period financial statements. The Company currently does not use derivative and therefore this new pronouncement is not applicable.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts reported in the consolidated balance sheets for eContent's cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to the short maturities of these financial instruments.

DEFERRED COSTS

         Deferred costs relating to production agreements are charged to operations over the effective period of each agreement. Deferred costs estimated to be charged to operations during the next year are classified as current assets.

                         eCONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4-STOCKHOLDERS' EQUITY

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

         During fiscal year ended September 30, 2000 the Company issued 3,437,181 shares for $.69 per share, together with warrants to purchase one share each of the Company's common stock at an exercise price of $1.50 expiring in September 2005, which net of offering costs of $284,975 generated net proceeds to the Company of $2,086,680.

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

         During the month of October, 2000 the Company issued 1,319,575 shares of its common stock for $.69 per share, together with warrants to purchase one share each of the Company's common stock at an exercise price of $1.50 expiring in October 2005, which net of offering costs of $130,018 generated net proceeds to the Company of $469,982.

         In connection with this transaction, the Company issued 150,000 shares of its common stock to an investment banking firm, together with 642,103 warrants with an exercise price of $.69, expiring in October 2005.

         In December, 2000, the Company issued 100,000 shares of its common stock, valued at $112,500 based upon the fair market value of the Company's common stock on the date of the agreement, for production rights for a product line.

         In March, 2001, the Company issued 100,000 shares in a private placement for $40,000.

         Through June 30, 2001, the Company agreed to a temporary reduction in the exercise price of the $1.50 warrants to $.40 and offered to register those shares of the September, 2000 and October, 2000 private placements as well as the shares issued through the exercise of the amended warrants. Of the 5,6633,600 warrants available, 1,702,830 warrants were exercised at a price of $.40, which net of offering costs of $99,718, generated net proceeds to the Company of $576,487. Additionally, the Company issued 639,645 shares of its common stock to the investors of the September 2000 and October 2000 shares in lieu of registering the shares and warrants and a non-cash charge of $454,296 is included in general and administrative expenses in fiscal 2001 for reparation expense.

         In connection with this transaction the Company issued 112,500 shares of its common stock to an investment banking firm together with 148,426 warrants with an exercise price of $.40 and 96,315 warrants with an exercise price of $1.50, expiring in August, 2006.


         In connection with settlement agreements with certain management, the Company recorded the return of 1,675,688 shares, valued at $1,407,544 based upon the original value ascribed to the shares when issued, effective May 31, 2001.

         In connection with the termination of the Company's investment in MPI, the Company recorded the return of 1,350,000 shares of its common stock, valued at $4,150,000 based upon the original value ascribed to the shares when issued, effective July 30, 2001.

         During the year ended September 30, 2001, the Company issued 250,000 to its current president in connection with an executive consulting agreement, and issued 1,720,00 shares to consultants for services valued at $493,630 based upon the fair market value on the date the shares were issued.

         In September, 2001, the Company issued 91,832 shares of its common stock to a prior president, valued at $13,775, in connection with a settlement of all claims.

         Effective September 30, 2001, the Company issued 1,442,563 shares of its common stock to the current directors for unpaid salary and expenses totaling $115,405, based upon the fair market value of the Company's common stock on September 30, 2001.

                         eCONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESERVED SHARES AND SETTLEMENTS

         In connection with the plan of reorganization, the Company objected to the claim of the prior shareholder of the predecessor subsidiary, and as discussed in Note 7, the disallowed claim would have to be overturned, which the Company has been advised by counsel is unlikely. Had the claim been allowed, this shareholder could be awarded up to 58,833 of "new" shares pursuant to the plan of reorganization. Effective September 17, 2001 the Company settled with this dispute with the issuance of 91,833 shares valued at $13,775.

         Additionally, the settlement stipulated that as the holder of 33,000 warrants which originally expired in July, 2000, said warrants were extended until October 30, 2004.

         In May, 2001 the Company settled employment related disputes with two of the Company's directors and the preceding president, which resulted in the return of certain shared and an agreement for the Company to pay certain compensation. The two directors returned 642,563 shares of stock, valued at $642,563, based upon the value recorded when issued and agreed to $48,000 of compensation to be paid for the twelve months ended May, 2002. Said payments to be made at the discretion of the Company based upon working capital. A third director returned 300,000 shares, valued at $112,500, based upon the value recorded when issued. The Company's prior president agreed to return certain un-hypothicated shares and have certain shares re-issued, resulting in the net return of 733,125 shares to the Company, valued at $652,481, such value again based upon the value ascribed when issued. The Company agreed to pay the prior president compensation at $2,500 per week for 103 weeks. As such, included in settlement income is $1,407,544 of the value originally ascribed to these shares less $148,104, the discounted value of such payments.

STOCK OPTIONS

         In connection with the employment agreements discussed in Note 7, the Company issued stock options to the officers which vest over the three years covered in the agreement and generally expire in five years.

         A summary of the stock option activity for the three years ended September 2001, all of which were nonqualified stock options, is set forth below:
                                           WEIGHTED      AVERAGE
                                           NUMBER OF     EXERCISE
                                            OPTIONS       PRICE
                                           ---------    ---------

Granted                                    400,000         $.625
Exercised                                        -             -
Canceled                                         -             -
                                           ---------    ---------

Outstanding at September 30, 1999          400,000         $.625
                                           ---------    ---------

Granted                                    500,000         $ .20
Exercised                                 (500,000)         (.20)
Canceled                                         -            -
                                           ---------    ---------

Outstanding at September 30, 2000          400,000         $.625
                                           =======       ========

Granted                                    250,000           .25
Exercised                                        -           -
Canceled                                  (400,000)        (.625)
                                           ---------    ---------

Outstanding at September 30, 2001          250,000         $  .25
                                           =======       ========

         The per share weighted average remaining life of the options outstanding at September 30, 2001 is 3 years.

                         eCONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value. For pro forma purposes, the weighted average fair value of options granted in 2000 and 2001 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 90% and 160%, risk-free interest rate ranging from 4.85 to 6.18 in 2000 and 6.0 in 2001 and expected option life of 3 years for 2000 and 2001, respectively. The per share weighted-average fair value of stock options granted during 2000 was $.16 and 2001 was $.215. Had compensation expense for stock options granted under the Plan been determined based on fair value at the grant dates, the Company's net loss for 2000 and 2001 would have been increased to the pro forma amounts shown below.

                             SEPTEMBER 30,  SEPTEMBER 30,
                                2000            2001
                             ----------      ----------
                             (Restated)
Net loss:
  As reported                $3,595,192      $3,118,454
  Pro forma                  $3,626,792      $3,172,204

         For the years ended September 30, 2000 and 2001 the Company recorded noncash charges totaling $35,333 and $25,999 in 2000 and 2001 respectively, in connection with the grant of 400,000 options to employees in 1999 and $368,750 in connection with the grant of 500,000 options to employees in 2000. Such charges are the result of the differences between the quoted market value of the Company's common stock on the date of grant and the exercise price for options issued to employees.

WARRANTS

         In connection with the Plan of Reorganization effective January 4, 1999, approximately 367,355 shares issued entitled each holder to a warrant to purchase stock, effective from July 4, 1999 through July 4, 2000. The exercise price is equal to 75% of the trading price on the date exercised.

         In connection with private placements during fiscal year ended September 30, 2000 and through October, 2000, a total of 5,663,600 warrants were issued and were initially exercisable at $1.50 for a period of five years. For the period ended September 30, 2001, 1,702,830 of these warrants were exercised at an amended price of $.40 and 3,150,241 remain unexercised at $1.50.

         Additionally, in connection with the private placements discussed above in September and October, 2000 and again through June 30, 2001, the Company issued 886,444 warrants for services to an investment banker at prices of $.40, $.69 and $1.50, respectively. This same investment banker received
                         eCONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20,000 warrants to purchase the Company"s common stock at $.20 for a period of 5 years through September, 2006 in connection with bridge loans discussed in Note 10.

         As a result of the preceding the Company has the following warrants outstanding as of September 30, 2001.
                                               Exercise
Expiration                       Quantity        Price
- ------------                     --------      --------
October 2004                       33,000       $ .12
October 2005                      642,103       $ .69
November 2005 to
  August 2006                   3,150,241       $1.50
August 2006                       138,426       $ .40
September 2006                     42,500       $ .20
                                ---------        ----

      Total                     4,016,270
                                =========

Weighted average exercise price       $1.30
                                       ====

         Additionally, as discussed in Note 11, the Company issued 1,400,000 warrants at an exercise price of $.13, subject to vesting the exercise of which expires 4 years after the commencement of each vesting period.

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

NOTE 5-TRANSACTIONS WITH RELATED PARTIES

         During the fiscal year ended September 30, 1999 two officers of the Company advanced $38,954 of working capital to the Company with no specific repayment terms and no interest. These advances are expected to be repaid from the proceeds of pending private placements.

         In September 1999, a shareholder advanced the Company $15,000 with interest at 7% per annum and principal due on demand. Interest expense of $1,350 was recorded for the fiscal year ended September 30, 2000.

         During the fiscal year ended September 30, 2000 two officers of the Company advanced $327,000 to the Company and in turn were issued 327,000 shares of the Company's common stock for repayment.

         During the fiscal year ended September 30, 2000 four officers received 478,424 shares of the Company's common stock in lieu of unpaid salary and expenses totaling $478,424.

         In connection with the acquisition of the MPI Subsidiary an officer advanced the Company $150,000 in September, 2000 and personally guaranteed a $100,000 note to the seller in exchange for 400,000 shares of the Company's common stock. This note was repaid in fiscal year 2001 and this officer returned 300,000 shares to the Company.

                         eCONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In July, 2001 a director lent The Company $20,000, with interest at 6% per year and is due upon completion of a private placement by the Company.

NOTE 6-LEASES

         The Company had leased certain of its office facilities and office equipment under operating leases. As a result of the plan of reorganization, no obligations for leases remained as of September 30, 1998. On January 5, 1999 the Company entered into an operating lease for the present office premises for a period of three years commencing on February 1, 1999 through January 31, 2002. This lease was canceled in May, 2001 and the Company leases temporary offices on a month to month basis.

NOTE 7-COMMITMENTS AND CONTINGENCIES

         The Company's predecessor's subsidiaries were involved in various litigation in connection with their prior operations which were eliminated by the reorganization under bankruptcy.

         In connection with the predecessor's acquisition and operation of its former operating subsidiary PTS, the Company had terminated and commenced an action against the former president of the PTS subsidiary. In turn, the former president had commenced an action for wrongful termination against the Company. These actions were dismissed in the bankruptcy proceedings and the former president has appealed this decision. On September 13, 2001 this matter was settled with this issuance of 91,833 shares of the Company"s common stock.

         On September 24, 1999 the Company entered into employment agreements with its president and two executive officers. The general terms of the agreements provide for the three officers to receive annual salaries totaling $515,000 for fiscal 2000, $566,500 for fiscal 2001 and $623,150 for fiscal 2002.
Additionally, the agreements had provided for stock options and grants of shares enumerated in Note 4. In may, 2001 these agreements were canceled and certain shares were returned to the Company.

         On October 5, 1999, the Company entered into a licensing agreement with an individual and Spartan Sporting Goods and Fashions, Inc. ("Spartan") a privately held New York Corporation for the exclusive master license of certain logos, trademarks and copyrights. The agreement provides that the Company pay 30% of all royalty income received from the producers under this agreement to the Licensor, or "Spartan". Additionally, the agreement provides for minimum annual non-refundable license fees, annually for each optional renewal, through 2008 as follows:

CALENDAR YEAR              AMOUNT
- -------------              ------
2002                      $25,000
2003                      $30,000
2004                      $36,000
2005                      $43,200
2006                      $51,850
2007                      $62,200
2008                      $74,650
                         eCONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8-INCOME TAXES

         No provision has been made for corporate income taxes on the parent company due to cumulative losses incurred. The Company has available unrealized tax benefits of approximately $3,682,800 in the form of net operating loss ("NOL") carryforwards of approximately $10,832,000 for federal income tax purposes to reduce future taxable income. If not utilized, the federal NOL's expire at various dates through 2021.

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

NOTE 9-PROPERTY AND EQUIPMENT

         Property and equipment, at cost, at September 30, 2000 is as follows:


Office equipment                                      $ 89,562

Less-Accumulated depreciation                          (20,465)
                                                       -------
                                                      $ 69,097
                                                       =======

         Depreciation expense for the period for the year ended September 30, 2000 and 2001 was $4,831 and $12,300, respectively.

NOTE 10-NOTES PAYABLE

         The Company borrowed $250,000 with notes bearing interest at 1% per month, or 12% per annum, in February, 1999. In connection with these notes, the Company issued 500,000 shares of its common stock to the makers, valued at $25,000, prior to when the Company's shares began trading.

         Subsequent to September 30, 1999 the Company and the makers agreed to convert these notes, together with accrued interest of $17,500, totaling $267,500, to 500,000 shares of common stock. The shares have been reflected as outstanding as of September 30, 1999 pursuant to SFAS 128.

         In connection with the acquisition of the majority interest of the MPI subsidiary, an officer guaranteed a $100,000 note to the seller and lent an additional $150,000 to the Company in September 2000, both of which were repaid during the year ended September 30, 2001, together with $8,650 of interest thereon.

         In September, 2001, the Company issued $45,000 of bridge notes to investor, due to mature the earlier of one year from the date of note or the closing of an equitably funding if at least $2,000,000.

         The notes bear an interest rate of 10% and the note holders received 22,500 warrants to purchase one share each of the Company's common stock at $.20. In the event of a default the investors would receive an additional 22,500 warrants with an exercisable price of $.10.

                         eCONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11-SUBSEQUENT EVENTS

         In December, 2001 the Company and the former subsidiary (MPI) entered into releases pertaining to the termination of the stock purchase agreement of May, 2000 and all agreements related thereto; and the shareholder of the former subsidiary returned 1,350,000 shares of the Company's common stock to the Company. For accounting purposes the surrender of these shares have been recorded effective July 30, 2001, the effective date of the termination of the stock purchase agreement. Concurrently, the Company entered into a five year preliminary program production agreement with MPI. Significant terms of the deal memo include the following:

         MPI will provide for the production and delivery of a minimum of five television programs per year subject to the approval and funding by the Company of each program.

         Upon recoupment of the Company's investment in each program, net direct proceeds from the exploitation of merchandising of related products and royalties thereon from each program will be remitted 50% to the Company and 50% to MPI.

         In consideration for the execution of the agreement, the Company provided a grant of warrants to Robert Marty, the president of MPI, with 4 year vesting to purchase up to 1,400,000 shares of the Company's common stock at approximately $.13 per share (valued at $235,200). The fair value of the warrants on the date of the grant was based upon the Black-Scholes stock option pricing model using the following weighted average assumptions: annual expected rate of return of 0%, annual volatility of 163.7%, risk free interest rate of 5.5% and expected option life of 3 years.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

         Our present executive officers and directors are:

NAME                                 AGE      POSITION HELD
- ----------------------------         ---      --------------------------------

Cornelia Eldridge                     60       President/COO

William H. Campbell                   56       Corporate Secretary and
                                               Director

Gary A. Goodell                       50       Director


Current Directors

         Cornelia Eldridge, President and COO and Director, is also President of Eldridge Associates, Inc. (EAI), a management consulting firm she founded in 1981 that focuses on helping CEO's and their top management teams strategically organize, manage and implement short term and long term business plans. Her clients include Goldman Sachs, EF Hutton, Commonwealth Associates, Estee Lauder, and Andersen Consulting. Prior to building her own firm, Cornelia held management positions at Mass Mutual Life Insurance Co., Loeb Rhoades and Touche Ross & Co., and was a partner at Ditri Associates, a leverage buyout firm. Ms. Eldridge also sits on several public company boards. She has a BA from Ohio Wesleyan University and an MBA from the University of Massachusetts.

         William H. Campbell, Corporate Secretary and Director, was not only one of the original founders of eContent, but also of National Media, which became the largest purchaser of cable television time in the United States. He has 15 years experience in investor and corporate relations. Through the years Mr. Campbell established contacts with the financial press, radio, television and print which included television interviews with CNN, FNN and many local stations. He has also been interviewed and quoted in many major business and financial publications.

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

Former Directors
- ----------------

         On April 17, 2001, John Haggin resigned from the eContent Board.

         On April 17, 2001 John Sgarlat resigned as Chairman/CEO and as Director of the Board; Cornelia Eldridge was appointed President/COO.

ITEM 10. EXECUTIVE COMPENSATION.

                                                                 SECURITIES
                                                                AND PROPERTY
                                                  SALARIES,       INSURANCE
                                                    FEES,        BENEFITS OR
                                                  DIRECTOR'S      REPAYMENT
NAME OF INDIVIDUAL                                  FEES,            OF
  OR NUMBER OF                CAPACITIES IN      COMMISSION        PERSONAL
PERSONS IN GROUP               WHICH SERVED      AND BONUSES       BENEFITS
- ------------------            ---------------    -----------     ------------

Cornelia Eldridge (1)           Director,        $ 191,000 (2)   200,000 shares
                                President
William H. Campbell(1)          Director            48,000 (3)   200,000 shares
Gary A. Goodell(1)              Director            48,000 (4)   200,000 shares
                                                   -------
                                                  $ 287,000            0
                                                    =======
- ------------------------

(1)      Denotes Director.

(2) Includes $64,000 in accrued consulting/management fees paid by the issuance of 800,000 shares of the Company's common stock effective September 30, 2001.

(3) Includes 20,000 of accrued compensation and $6,014 of accrued expenses paid by the re-issuance of 325,179 shares effective September 30, 2001.

(4) Includes 20,000 of accrued compensation and $5,390 of accrued expenses paid by the re-issuance of 317,384 shares effective September 30, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

MANAGEMENT

         The following table sets forth the number of Common Shares of the Company owned by record, or to the knowledge of the Company, beneficially, by each Officer or Director of the Company and by each person owning five percent or more of the Company's outstanding shares, as of September 30, 2001.

                                      AMOUNT AND NATURE OF    PERCENTAGE OF
NAME AND ADDRESS                      BENEFICIAL OWNERSHIP    CLASS OWNED
- --------------------                  -------------------     -------------
William Campbell                         1,225,179               5.52%
Gary Goodell                             1,197,384               5.40%
Cornelia Eldridge (1)                    1,500,000               5.63%

         All officers and directors as a group own 3,922,563 or 16.55% of the outstanding shares of the Company.

(1)      Includes options to purchase 250,000 shares @ $.25 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the fiscal year ended September 30, 1999 two officers of the Company advanced $38,954 of working capital to the Company with no specific repayment terms and no interest.

         In September 1999, a shareholder advanced the Company $15,000 with interest at 7% per annum and principal due on demand. No interest expense was recorded for the fiscal year ended September 30, 1999. Interest expense was $1,350 for fiscal 2000 and 2001 respectively.

         In connection with the predecessor's acquisition and operation of its former operating subsidiary PTS, the Company had terminated and commenced an action against the former president of the PTS subsidiary. In turn, the former president had commenced an action for wrongful termination against the Company. These actions were settled effective September 17, 2001 for 91,833 shares of the Company's common stock and the extension of time to exercise 33,000 warrants to purchase one share each of the Company's common stock at 25% of the market value on the date of exercise through October 30, 2004.

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

         In connection with the acquisition of the MPI subsidiary an officer advanced the Company $150,000 in September, 2000 and personally guaranteed a $100,000 note to the seller in exchange for 400,000 shares of the Company's common stock. During the fiscal year ended September 30, 2001, this note was repaid and the officer returned 300,000 shares of the Company's common stock.

         In September, 2000 the Company terminated its Executive Vice President, Gary A. Goodell. In December, 2000 the former Executive Vice President filed a complaint in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County seeking restatement of his employment contract. In March 2000, Bill Campbell joined Gary Goodell's suit.

         In May 2000, the prior president instituted a suit in federal court against the Company's current president and an investment banker, in connection with his employment contract. This suit was settled, resulting in the return of certain shares and the payment of $2,500 per week for 103 weeks commencing on May 29, 2001.

         In July, 2001, Gary Goodell lent the Company $20,000 at 6%, due upon completion of a private placement by the Company.

         Effective September 30, 2001, Mr. Gary Goodell, William Campbell and Cornelia Eldridge were issued 317,384, 325,179 and 800,000 shares, respectively, valued at $.08 per share based upon the market price of the Company stock in exchange for $25,390, $26,014 and $64,000 of unpaid salary and expenses.

         Effective September 30, 2001 Mr. Gary Goodell, William Campbell and Cornelia Eldridge were issued 200,000 shares each for services performed during fiscal year ended September 30, 2001.

                                     PART IV

ITEM 13. EXHIBITS.

         (a)(1) The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

EXHIBIT NUMBER
REFERENCE               DESCRIPTION

     (2a)*           2nd Amended Plan of Reorganization

     (2b)* Agreement and Plan of Merger between Media Vision Production, Inc and Media Vision Properties, Inc.

     (3a)*           Articles of Incorporation, as amended

     (3b)*           By-laws, as amended

     (4)*            Specimen of Common Stock certificate

                     (a)

     (10)*           Agreement with:

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

     10.2*           (a) Assignment of Rocky Mountain Music Marketing Contract

     10.3*           (b) Contract with Independence Public Media***

     10.4*           (c) Licensing Agreement Spartan Sporting Goods.

     10.5* Stock Purchase Agreement between MPI Media Productions International, Inc. and eContent, Inc.

     10.6            Stock Warrant

     10.7            Programming deal memo

     10.8            General release with indemnity from Company to Marty

     10.9            General release with indemnity from Marty to Company

* The above items were previously filed and are hereby incorporated by reference.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned based upon the best information available pursuant to Section 12b-25, thereunto duly authorized.

                                             eCONTENT, INC.
                               (formerly Media Vision Productions, Inc.)
Dated: January 23, 2002

                                By:  /s/ CORNELIA ELDRIDGE
                                   -----------------------
                                    Cornelia Eldridge


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                               TITLE                         DATE
- ------------------------         ---------                   ------------

/s/ CORNELIA ELDRIDGE        President, COO, Director       January 23, 2002
   ------------------
    Cornelia Eldridge


/s/ WILLIAM H. CAMPBELL      Acting Chief Financial         January 23, 2002
   --------------------      Officer, Corporate Secretary,
    William H. Campbell      Director


/s/ GARY GOODELL             Director                       January 23, 2002
   -------------
    Gary Goodell