Form 10QSB
period 2001-12-31
ECONTENT INC
filed 2002-02-21
CIK 820789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                   FORM 1O-QSB

(MARK ONE)


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

                     FOR THE QUARTER ENDED DECEMBER 31, 2001

                          COMMISSION FILE NO. 133-16736

                              ---------------------

                                 ECONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)

             (Exact name of registrant as specified in its charter)


          DELAWARE                                            23-2442288
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

2455 EAST SUNRISE BLVD. #703, FT. LAUDERDALE, FL                  33401
(Address of principal executive offices)                       (Zip Code)

                                 (561) 835-0094
                           (Issuer's telephone number)

                              ---------------------

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

         The number of shares outstanding of each of the registrant's classes of common stock as of February 19, 2002 is 22,218,572 shares all of one class of $.08 par value common stock and no shares of convertible preferred stock with a $10.00 par value.

                         ECONTENT, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)

                                      INDEX


                                                                            PAGE
PART I  FINANCIAL INFORMATION

        Consolidated Balance Sheet--December 31, 2001........................1

        Consolidated Statements of Operations-Three Months
          Ended December 31, 2001............................................2

        Consolidated Statement of Cash Flows-Three Months
          Ended December 31, 2001............................................3

        Notes to the Consolidated Financial Statements.......................4

        Management's Discussion and Analysis of Financial
          Conditions and Results of Operations...............................9

PART II OTHER INFORMATION

Item 1. Legal Proceedings...................................................12

Item 2. Changes in Securities...............................................12

Item 3. Defaults Upon Senior Securities.....................................12

Item 4. Submission of Matters to a Vote of Security Holders.................12

Item 5. Other Information...................................................12

Item 6. Exhibits on Reports on Form 8-K.....................................12

        Signature Page......................................................13

                         ECONTENT, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001
                                   (UNAUDITED)


                                     ASSETS

Current Assets:
  Cash and equivalents                                             $      2,088
  Due from prior investee                                                75,000
  Deferred costs                                                        132,994
                                                                   ------------

    Total Current Assets                                                210,082
                                                                   ------------

Deferred production costs                                               321,134

Property and equipment, net of accumulated
  depreciation of $23,540                                                66,022

Other Assets:
  Due from prior investee                                                25,000
  Intangible assets, net of accumulated amortization
    of $56,249                                                           34,232
                                                                   ------------

    Total Other Assets                                                   59,232
                                                                   ------------

    Total Assets                                                        656,470
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                 301,250
  Due to stockholder                                                     15,000
  Due to director                                                        20,000
  Other current liabilities                                             239,666
                                                                   ------------

    Total Current Liabilities                                           575,916
                                                                   ------------

Other Liabilities                                                       103,938
                                                                   ------------

Bridge loans expected to convert                                         84,000
                                                                   ------------

Stockholders' Equity:
  Common stock, par value $.08 per share; authorized
    50,000,000 shares, 22,193,572 issued and outstanding              1,775,486
  Convertible preferred stock, authorized 1,000,000 shares,
    par value $10.00; no shares issued and outstanding                     --
  Additional paid in capital                                          9,219,947
  Deficit accumulated during development stage                      (11,102,817)
                                                                   ------------

    Total Stockholders' Equity                                         (107,384)
                                                                   ------------

    Total Liabilities and Stockholders' Equity                     $    656,470
                                                                   ============



See notes to the consolidated financial statements.



                                   ECONTENT, INC. AND SUBSIDIARIES
                                     A DEVELOPMENT STAGE COMPANY
                              (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                                       STATEMENT OF OPERATIONS
                                             (UNAUDITED)

                                                                                      FROM APRIL 1,
                                                                                          1998
                                                                                        (DATE OF
                                                            FOR THE                    INCEPTION)
                                                      THREE MONTHS ENDED                   TO
                                                           DECEMBER 31,                DECEMBER 31,
                                                     2000              2001                2001
                                                 ------------      ------------      ---------------
                                                  (Restated)
Gross Earnings                                   $       --        $       --        $          --
                                                 ------------      ------------      ---------------

Costs and Expenses:
  Development, production and distribution            244,970           119,560            1,960,440
  General and administrative                          279,175           172,676            4,793,907
  Depreciation and amortization                         3,909             7,599               74,754
  Stock based compensation and stock grants           259,333              --              3,584,249
                                                 ------------      ------------      ---------------

      Total Costs and Expenses                        787,387           299,835           10,413,350
                                                 ------------      ------------      ---------------

  Loss from operations before other expenses
    and provisions for income taxes                  (787,387)         (299,835)         (10,413,349)
                                                 ------------      ------------      ---------------

Other Income (Expense):
  Interest income                                         149              --                  1,666
  Settlement income (expense)                            --                --              1,235,109
  Interest expense                                       --              (5,343)             (37,115)
  Equity in earnings of unconsolidated
    subsidiary                                         21,615              --                 96,774
  Loss from termination of interest in
    unconsolidated subsidiary                            --                --             (1,985,901)
                                                 ------------      ------------      ---------------
      Total Other Income (Expense)                     21,764            (5,343)            (689,467)
                                                 ------------      ------------      ---------------

  Loss before income taxes                           (765,623)         (305,178)         (11,102,817)
  Provision for income taxes                             --                --                   --
                                                 ------------      ------------      ---------------

      Net loss                                   $   (765,623)     $   (305,178)     $   (11,102,817)
                                                 ============      ============      ===============

Loss per common share, basic and diluted         $       (.04)     $       (.01)
                                                 ============      ============

Weighted average common shares outstanding,
  basic and diluted                                18,056,657        22,193,572
                                                 ============      ============






See notes to the consolidated financial statements.


                                      eCONTENT, INC. AND SUBSIDIARIES
                                 (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                                       (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                               FROM
                                                                                             APRIL 1,
                                                                                               1998
                                                           FOR THE         FOR THE           (DATE OF
                                                             YEAR            YEAR           INCEPTION)
                                                             ENDED           ENDED              TO
                                                          DECEMBER 31,    DECEMBER 31,      DECEMBER 31,
                                                              2000            2001              2001
                                                          ------------    ------------    ---------------
                                                           (Restated)
Cash flows from operating activities:
  Net Loss                                                $   (765,623)   $   (305,178)   $   (11,102,817)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                7,599           7,599             74,754
    Interest expense paid with equity                             --              --               17,500
    Loan fees                                                     --              --               25,000
    Stock based compensation and expenses
      paid by stock                                            259,333         119,560          6,741,195
    Equity in earnings of unconsolidated subsidiary               --              --              (96,774)
    Settlement income relating to stock                           --              --           (1,393,769)
    Loss on termination of interest in unconsolidated
      subsidiary                                                  --              --            1,985,909
Changes in assets and liabilities:
  Deferred charges and other current assets                    126,880            --              (21,212)
  Other liabilities                                               --            67,000            325,604
  Accounts payable and accrued expenses                         (2,492)         64,949            793,937
                                                          ------------    ------------    ---------------

    Net cash used in operating activities                     (374,303)        (46,070)        (2,650,673)
                                                          ------------    ------------    ---------------

Cash flows from investing activities:
  Investment in intangible assets                                 --              --              (90,481)
  Investment in property and equipment                         (51,650)           --              (67,378)
  Advance on production rights                                    --              --             (337,500)
  Investment in MPI                                               --              --           (1,850,000)
                                                          ------------    ------------    ---------------

    Net cash used in investing activities                      (51,650)           --           (2,345,359)
                                                          ------------    ------------    ---------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                   469,982            --            4,413,166
  Proceeds from loans                                             --            39,000            482,713
  Advances from officers and stockholders                       45,000            --              400,954
  Repayment of loans                                          (250,000)           --             (298,713)
                                                          ------------    ------------    ---------------

    Net cash provided by financing activities                  264,982          39,000          4,998,120
                                                          ------------    ------------    ---------------

Net increase (decrease)in cash and cash equivalents           (160,971)         (7,070)             2,088

Cash and cash equivalents, Beginning of Period                 169,913           9,158               --
                                                          ------------    ------------    ---------------

Cash and cash equivalents, End of Period                  $      8,942    $      2,088    $         2,088
                                                          ============    ============    ===============








See notes to the consolidated financial statements.

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                DECEMBER 31, 2001
                                   (UNAUDITED)

A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS:

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

BASIS OF PRESENTATION:

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form l0-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 20001 re not necessarily indicative of the results that may be expected for the year ended September 30, 2002.

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

         For  further  information,   refer  to  the  financial  statements  and
footnotes thereto included in the Registrant Company's annual report on form 10-KSB for the year ended September 30, 2001.

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                DECEMBER 31, 2001
                                   (UNAUDITED)


A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

REORGANIZATION AND SUBSEQUENT RECAPITALIZATION:

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

PRINCIPLES OF CONSOLIDATION:

         The accompanying consolidated balance sheet as of December 31, 2001 includes the accounts of the Company and its wholly owned subsidiary, Media Vision Properties Inc., which commenced operations on April 1, 1998 and National Licensing Corporation, which commenced operations on September 5, 2000. The consolidated statements of operations include the results of operations of the Company and Media Vision Properties, Inc. for all periods presented and National Licensing Corporation effective September 5, 2000.

         All significant intercompany accounts and transactions have been eliminated.

RESTATEMENT:

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

         The Company has restated its financial statements for the fiscal year ended September 30, 2000 to record this investment as an unconsolidated subsidiary, which is a change in the reporting entities of the Company, and during the fiscal year ended September 30, 2001 the Company recorded a loss on the termination of its investment in MPI effective July 30, 2001, as such the Statement of Operations and the Statement of Cash Flows for the three months ended December 31, 2000 have been restated. Subsequent to September 30, 2001, the Company and MPI concurrently exchanged certain releases relating to the preceding and entered into a preliminary program production agreement. (See Note C.)

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                DECEMBER 31, 2001
                                   (UNAUDITED)

A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

USE OF ESTIMATES:

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

RECENT ACCOUNTING PRONOUNCEMENTS:

         In July 2001, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective July 1, 2002. Adoption of SFAS No. 141 will have no effect on the Company's results of operations or financial position. Management does not expect that adoption of SFAS No. 142 will have a material effect on the Company's results of operations or financial position.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect that adoption of SFAS No. 144 will have a material effect on the Company's results of operations or financial position.

LOSS PER COMMON SHARE, BASIC AND DILUTED:

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


DEFERRED COSTS:

         Deferred costs relating to production agreements are charged to operations over the effective period of each agreement. Deferred costs estimated to be charged to operations during the next year are classified as current assets.

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                DECEMBER 31, 2001
                                   (UNAUDITED)

B.       INTANGIBLE ASSETS

         Intangible assets consist of Reorganization Costs capitalized in connection with the acquisition of Media Vision Productions, Inc. pursuant to APB 16. Amortization is computed using the straight-line method over the estimated useful life of the asset, estimated to be years.

         Amortization expense was $3,909 and $3,909 for the three month ended December 31, 2000 and 2001, respectively.

C.       COMMITMENTS AND CONTINGENCIES

         On September 24, 1999 the Company entered into employment agreements with its president and two executive officers. The general terms of the agreements provide for the three officers to receive annual salaries totaling $515,000 for fiscal 2000, $566,500 for fiscal 2001 and $623,150 for fiscal 2002.
Additionally, the agreements provide for stock options and grants of shares. In May 2001, these agreements were canceled and certain shares were returned to the Company. The settlement with the two executive officers, now directors, provided for the agreement to lock up their remaining shares for six months through October 26, 2001, and the payment of $48,000 each through May, 2002. The termination agreement with the Company's previous president resulted in the return of certain shares to the Company and a consulting contract for $2,500 per week for 103 weeks commencing on May 29, 2001.

         On October 5, 1999, the Company entered into a licensing agreement with an individual and Spartan Sporting Goods and Fashions, Inc. ('Spartan') a privately held New York Corporation for the exclusive master license of certain logos, trademarks and copyrights. The agreement provides that the Company pay 30% of all royalty income received from the producers under this agreement to the Licensor, or 'Spartan'. Additionally, the agreement provides for a minimum annual non-refundable license fee, optional for each annual renewal, for up to nine years.

         From time to time, the Company may be involved in various legal precedings and other matters arising in the normal course of business.

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

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                DECEMBER 31, 2001
                                   (UNAUDITED)


D.       INCOME TAXES

         No provision has been made for corporate income taxes on the parent company due to cumulative losses incurred. The Company has available unrealized tax benefits of approximately $3,786,500 in the form of net operating loss ("NOL") carryforwards of approximately $11,137,000 for federal income tax purposes to reduce future taxable income. If not utilized, the federal NOL's expire at various dates through 2020.

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

E.       EQUITY TRANSACTIONS

         During the quarter ended December 31, 2000 the Company issued 1,348,575 shares of its common stock to accredited investors in private placements generating gross proceeds of $600,000 which net of offering costs of $130,018, generated net proceeds to the Company of $469,982. Also during the quarter, the Company granted 100,000 shares for certain licenses and intellectual property rights and 375,000 shares to consultants for services.

         During the quarter ended December 31, 2001, the Company issued 16,000 warrants to purchase one share each of the company's common stock at an exercise price of $.15, for a period of five years.

         In connection with the execution of the preliminary program production agreement with MPI discussed in Note C., the Company provided a grant of warrants to Robert Marty, the president of MPI, with 4 year vesting to purchase up to 1,400,000 shares of the Company's common stock at approximately $.13 per share (valued at $235,200). The fair value of the warrants on the date of the grant was based upon the Black-Scholes stock option pricing model using the following weighted average assumptions: annual expected rate of return of 0%, annual volatility of 163.7%, risk free interest rate of 5.5% and expected option life of 3 years. The Company recorded $117,600 as expense and $117,600 as deferred production costs.

         Subsequently, during February 2002 the Company issued 25,000 shares of its common stock to a Law Firm for services.

F.       RELATED PARTY TRANSACTIONS

         In July, 2001 a director lent the Company $20,000, with interest at 6% per year and is due upon completion of a private placement by the Company. During the three months ended December 31, 2001, the company accrued $300 of interest expense and as at December 31, 2001 $600 of accrued interest was outstanding on this note.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 VS. THREE MONTHS ENDED DECEMBER 31,2000

         The Company has not yet recorded any revenue. The Company recorded a net loss of $305,178 for the three months ended December 31, 2001 as compared to a loss of $765,623 for the three months ended December 31, 2000. This represents a loss per common share of $.01 for the period ended December 31, 2001 as compared to a loss per common share of $.04 for the period ended December 31, 2000.

         Production expenses were $119,560 for the three months ended December 31, 2001 compared to $244,970 for the three months ended December 31, 2000. This reduction is attributable to reduced projects under development during the period.

         General and administrative expenses were reduced to $172,676 during the period ending December 31, 2001 from $279,175 during the period ending December 31, 2000. The decrease in these costs primarily relate to the reduction of full time employees and a reduction in marketing costs related to the co-production of syndicated programming.

PLAN OF OPERATIONS AND BUSINESS STRATEGY

         eContent, Inc., (ETNT) is an integrated vertical marketing company that sources, develops, produces, and markets enduring brands. The Company's core competency is marketing enduring brands through long-form television programs which in effect become indirect commercials, utilizing educational marketing; in addition the Company also exploits licensing and other ancillary revenue generation for its enduring brands. The Company seeks products and services that span several attractive industries such as automotive; beauty & personal care; business opportunities; diet, health & fitness; leisure time; home & garden; self-improvement; services, etc.

         The Company believes it has superior access to entrepreneurial brands, both products and services, on account of the reputation of its staff for developing and producing winners. From time to time the Company also utilizes consultants who find and develop new brand concepts. The Company also has superior production capabilities through its strategic alliances with MPI, Media Productions International, and others who have produced shows for PBS, CBS, BBC, A&E, and Discovery Health Channel.

         The Company is presently negotiating a joint venture which will include a television program and direct response company utilizing both ETNT's and our network partners' capabilities.

         The Company plans to develop and retain a financial interest in products related to each MPI Special. Public Television offers these products (ie. books, cd's, videos, etc.) to viewers as an incentive to pledge during the station's Membership Drives. This nationwide exposure provides invaluable consumer recognition. These and other products are cross promoted and sold through a synchronized network of Mass Merchants, Bookstores, Music & Video Outlets, TV Shopping, Web and Print Channels.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital deficit at December 31, 2001 was $366,772. Since the reorganization, the Company has funded its operations from the issuance of common stock and loans.

         At December 31, 2001 the Company had cash and cash equivalents of approximately $2,088. Cash used in operating activities of approximately $46,070 primarily consisted of the net loss, offset by non-cash charges for depreciation and common stock issued for services. The Company raised approximately $39,000 through the issuance of the Company's notes with warrants, with interest at 10%, redeemable upon the Company's completion of a private equity offering exceeding $2,000,000

         The Company has incurred operating losses totaling $11,105,817 from inception April 1, 1998 through December 31, 2001. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its development of programs, and (3) successfully implement its plans to market the products of co-venturers through the television and other media for a share of the revenue from the exploitation of each program.

         The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2002 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

         In September, 2001, the Company has entered into a commitment to secure up to approximately $500,000 of bridge loans convertible to equity in addition to the $84,000 of Bridge Notes issued through December 31, 2001. Through February 19, 2002 the Company has received commitments of approximately $260,000 of notes, of which it has received approximately $30,000 of proceeds. The Company presently has ongoing discussions and negotiations with a number of additional financing alternatives, one or more of which it believes will be able to successfully close to provide necessary working capital, while maintaining sensitivity to shareholder dilution issues.

         In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company:

         In December 2001, the Company has entered into a preliminary program production agreement with MPI and has relationships with other producers. The Company has built working alliances with several outside production studios and talent pools and the Company has identified several projects it will implement on a program- by-program basis during fiscal 2002.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         eContent, Inc.'s predecessor had commenced an action against its former president of its MBT subsidiary. On May 16,1996 we terminated the President of the former PTS Subsidiary. The former president of the PTS subsidiary has commenced an action for wrongful termination and the Company has defended its position and has commenced a countersuit alleging misrepresentation in connection with the acquisition of PTS. The Company filed for reorganization under Chapter 11 of the bankruptcy laws, which has been approved by the court and which has been deemed effective on January 4, 1999. The above claims against the Company were dismissed in the reorganization. The former President of the PTS Subsidiary appealed this decision and effective September 30, 2001, the Company recorded the settlement with the former President for the issuance of 91,833 shares of the Company's common stock valued at $13,775, as well as the extension of 33,000 warrants for one share each of the Company's common stock exercisable through October, 2004 for a price equal to 75% of the trading price on the date of exercise.

         In September, 2000 the Company terminated its Executive Vice President, Gary A. Goodell. In December, 2000 the former Executive Vice President filed a complaint in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County seeking restatement of his employment contract. In March 2001, Bill Campbell joined Gary Goodell's suit.

         In May 2001, the suit was settled, resulting in the return of certain shares by both directors and the agreement to lock up their remaining shares for six months through October 26, 2001, and the payment of $48,000 each through May, 2002.

         In May 2001, the prior president, John Scarlet, instituted a suit in federal court against the Company's current president and an investment banker, in connection with his employment contract. This suit was dropped. His termination agreement resulted in the return of certain shares and consulting contract for $2,500 per week for 103 weeks commencing on May 29, 2001.


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


Dated: February 19, 2002

                                       By: /s/ CORNELIA ELDRIDGE

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


NAME                                 TITLE                    DATE


By: /s/ CORNELIA ELDRIDGE        President, COO, Director    February 19, 2002
-----------------------------
        Cornelia Eldridge


By:/s/ WILLIAM H. CAMPBELL       Acting Chief Financial      February 19, 2002
-----------------------------    Officer, Corporate
       William H. Campbell       Secretary, Director



By:  /s/ GARY GOODELL            Director                    February 19, 2002
-----------------------------
         Gary Goodell