Form 10QSB
period 2002-03-31
ECONTENT INC
filed 2002-05-16
CIK 820789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ______________________

                                   FORM 1O-QSB


(MARK ONE)


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

                      FOR THE QUARTER ENDED MARCH 31, 2002

                          COMMISSION FILE NO. 133-16736

                             ______________________




                                 eCONTENT, INC.
                      ------------------------------------
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


                             ______________________


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

     The number of shares outstanding of each of the registrant's classes of common stock as of May 1, 2002 is 22,218,572 shares all of one class of $.08 par value common stock and no shares of convertible preferred stock with a $10.00 par value.

                         eCONTENT, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY


                                      INDEX

                                                                            PAGE
PART I   FINANCIAL INFORMATION

         Consolidated Balance Sheet-March 31, 2002...........................3

         Consolidated Statements of Operations-Three Months
           Ended March 31, 2002..............................................4

         Consolidated Statements of Operations-Six Months
           Ended March 31, 2002..............................................5

         Consolidated Statement of Cash Flows-Six Months
           Ended March 31, 2002..............................................6

         Notes to the Consolidated Financial Statements......................7

         Management's Discussion and Analysis of Financial
           Conditions and Results of Operations.............................12

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................15

Item 2.  Changes in Securities..............................................15

Item 3.  Defaults Upon Senior Securities....................................15

Item 4.  Submission of Matters to a Vote of Security Holders................15

Item 5.  Other Information..................................................15

Item 6.  Exhibits on Reports on Form 8-K....................................15

         Signature Page.....................................................16
                         eCONTENT, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)

                                                             ASSETS
Current Assets:
  Cash and equivalents                                             $     40,658
  Due from prior investee                                                45,000
  Deferred costs                                                        134,474
                                                                   ------------
    Total Current Assets                                                250,132
                                                                   ------------
Deferred production costs                                               317,915
                                                                   ------------

Property and equipment, net of accumulated
  depreciation of $26,565                                                62,997
                                                                   ------------

Other Assets:
  Due from prior investee                                                25,000
  Intangible assets, net of accumulated
    amortization of $ 58,813                                             31,668
                                                                   ------------
    Total Other Assets                                                   56,668
                                                                   ------------
    Total Assets                                                        687,712
                                                                   ------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable and accrued expenses                                 302,689
  Due to stockholder                                                     15,000
  Due to director                                                        20,000
  Other current liabilities                                             304,354
                                                                   ------------
    Total Current Liabilities                                           642,043
                                                                   ------------

Other Liabilities                                                       155,376
                                                                   ------------

Bridge loans expected to convert to equity                              184,000
                                                                   ------------

Stockholders' Equity:
  Common stock, par value $.08 per share; authorized
    50,000,000 shares, 22,218,572 issued and outstanding              1,777,486
  Convertible preferred stock, authorized 1,000,000 shares,
    par value $10.00; no shares issued and outstanding                     --
  Additional paid in capital                                          9,221,197
  Deficit accumulated during development stage                      (11,292,390)
                                                                   ------------
    Total Stockholders' Equity (Deficit)                               (293,707)
                                                                   ------------
    Total Liabilities and Stockholders' Equity                     $    687,712
                                                                   ============


               See notes to the consolidated financial statements.


                              eCONTENT, INC. AND SUBSIDIARIES
                                A DEVELOPMENT STAGE COMPANY
                                  STATEMENT OF OPERATIONS
                                        (UNAUDITED)

                                                                             FROM APRIL 1,
                                                                                 1998
                                                                               (DATE OF
                                                         FOR THE               INCEPTION)
                                                    THREE MONTHS ENDED             TO
                                                         MARCH 31,              MARCH 31,
                                                   2001            2002           2002
                                               ------------    ------------    ----------
                                                (Restated)
Total Revenues                                 $       --      $       --      $       --
                                               ------------    ------------    ------------

Costs and Expenses:
  Development, production and distribution           57,205           5,880       1,966,320
  General and administrative                        525,035         173,345       4,967,251
  Depreciation and amortization                       5,075           7,549          82,303
  Stock based compensation and stock grants           8,833            --         3,584,249
                                               ------------    ------------    ------------
      Total Costs and Expenses                      596,148         186,774      10,600,123
                                               ------------    ------------    ------------
  Loss from operations before other expenses
    and provisions for income taxes                (596,148)       (186,774)    (10,600,123)
                                               ------------    ------------    ------------
Other Income (Expense):
  Interest income                                       351            --             1,666
  Settlement income (expense)                          --              --         1,235,109
  Interest expense                                  (12,150)         (2,800)        (39,915)
  Equity in earnings of unconsolidated
    subsidiary                                       76,101            --            96,774
  Loss from termination of interest in
    unconsolidated subsidiary                          --              --        (1,985,901)
                                               ------------    ------------    ------------
      Total Other Income (Expense)                   64,301          (2,800)       (692,267)
                                               ------------    ------------    ------------
  Loss before income taxes                         (531,846)       (189,574)    (11,292,390)
  Provision for income taxes                           --              --              --
                                               ------------    ------------    ------------
      Net loss                                 $   (531,846)   $   (189,574)   $(11,292,390)
                                               ============    ============    ============
Loss per common share, basic and diluted       $       (.03)   $       (.01)
                                               ============    ============
Weighted average common shares outstanding,
  basic and diluted                              19,922,914      22,210,056
                                               ============    ============







                    See notes to the consolidated financial statements.

                                             4


                               eCONTENT, INC. AND SUBSIDIARIES
                                 A DEVELOPMENT STAGE COMPANY
                                  STATEMENT OF OPERATIONS
                                         (UNAUDITED)

                                                                              FROM APRIL 1,
                                                                                 1998
                                                                               (DATE OF
                                                         FOR THE               INCEPTION)
                                                    SIX MONTHS ENDED               TO
                                                         MARCH 31,               MARCH 31,
                                                   2001            2002            2002
                                               ------------    ------------    -----------
                                                (Restated)
Total Revenues                                 $       --      $       --      $       --
                                               ------------    ------------    ------------
Costs and Expenses:
  Development, production and distribution          302,175         125,440       1,966,320
  General and administrative                        802,210         346,021       4,967,251
  Depreciation and amortization                      10,984          15,148          82,303
  Stock based compensation and stock grants         268,166            --         3,584,249
                                               ------------    ------------    ------------
      Total Costs and Expenses                    1,383,535         486,609      10,600,123
                                               ------------    ------------    ------------
  Loss from operations before other expenses
    and provisions for income taxes              (1,383,535)       (486,609)    (10,600,123)
                                               ------------    ------------    ------------
Other Income (Expense):
  Interest income                                       500            --             1,666
  Settlement income (expense)                          --              --         1,235,109
  Interest expense                                  (12,150)         (8,143)        (39,915)
  Equity in earnings of unconsolidated
    subsidiary                                       97,718            --            96,774
  Loss from termination of interest in
    unconsolidated subsidiary                          --              --        (1,985,901)
                                               ------------    ------------    ------------
      Total Other Income (Expense)                   86,065          (8,143)       (692,267)
                                               ------------    ------------    ------------
  Loss before income taxes                       (1,297,469)       (494,752)    (11,292,390)
  Provision for income taxes                           --              --              --
                                               ------------    ------------    ------------
      Net loss                                 $ (1,297,469)   $   (494,752)   $(11,292,390)
                                               ============    ============    ============
Loss per common share, basic and diluted       $       (.07)   $       (.02)
                                               ============    ============
Weighted average common shares outstanding,
  basic and diluted                              19,214,172      22,201,791
                                               ============    ============







                     See notes to the consolidated financial statements.



                                   eCONTENT, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                            FROM
                                                                                           APRIL 1,
                                                                                            1998
                                                          FOR THE          FOR THE         (DATE OF
                                                         SIX MONTHS       SIX MONTHS      INCEPTION)
                                                           ENDED            ENDED            TO
                                                          MARCH 31,        MARCH 31,       MARCH 31,
                                                            2001             2002            2002
                                                         ----------       ----------      ----------
                                                         (Restated)
Cash flows from operating activities:
  Net Loss                                              $ (1,297,469)   $   (494,752)   $(11,292,390)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                             10,984          15,148          82,303
    Interest expense paid with equity                           --              --            17,500
    Loan fees                                                   --              --            25,000
    Stock based compensation and expenses
      paid by stock and warrants                             622,297         128,690       6,750,325
    Equity in earnings of unconsolidated  subsidiary         (97,716)           --           (96,774)
    Settlement income relating to stock                         --              --        (1,393,769)
    Loss on termination of interest in unconsolidated
      subsidiary                                                --              --         1,985,909
Changes in assets and liabilities:
  Deferred charges and other current assets                  (10,000)         (6,100)        (24,314)
  Other liabilities                                             --           183,126         441,730
  Accounts payable and accrued expenses                      250,727          66,388         792,377
                                                        ------------    ------------    ------------
    Net cash used in operating activities                   (521,177)       (107,500)     (2,712,103)
                                                        ------------    ------------    ------------
Cash flows from investing activities:
  Investment in intangible assets                               --              --           (90,481)
  Investment in property and equipment                       (54,204)           --           (67,378)
  Advance on production rights                                  --              --          (337,500)
  Investment in MPI                                         (118,000)           --        (1,850,000)
                                                        ------------    ------------    ------------
    Net cash used in investing activities                   (172,204)           --         2,345,359
                                                        ------------    ------------    ------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                 811,079            --         4,413,166
  Proceeds from loans                                         45,000         139,000         582,713
  Advances from officers and stockholders                       --              --           400,954
  Repayment of loans                                        (250,000)           --          (298,713)
                                                        ------------    ------------    ------------
    Net cash provided by financing activities                606,079         139,000       5,098,120
                                                        ------------    ------------    ------------

Net increase (decrease)in cash and cash equivalents          (87,302)         31,500          40,658

Cash and cash equivalents, Beginning of Period               169,913           9,158              --
                                                        ------------    ------------    ------------
Cash and cash equivalents, End of Period                $     82,611    $     40,658    $     40,658
                                                        ============    ============    ============





                         See notes to the consolidated financial statements.

                         eCONTENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENT
                                 MARCH 31, 2002
                                   (UNAUDITED)

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

BASIS OF PRESENTATION:

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form l0-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002.

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

                         eCONTENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENT
                                 MARCH 31, 2002
                                   (UNAUDITED)

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

PRINCIPLES OF CONSOLIDATION:

     The accompanying consolidated balance sheet as of March 31, 2002 includes the accounts of the Company and its wholly owned subsidiary, National Licensing Corporation, which commenced operations on September 5, 2000. The consolidated statements of operations include the results of operations of the Company and Media Vision Properties, Inc. for all periods presented and National Licensing Corporation effective September 5, 2000.

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

                         eCONTENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENT
                                 MARCH 31, 2002
                                   (UNAUDITED)

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

                         eCONTENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENT
                                 MARCH 31, 2002
                                   (UNAUDITED)

B.       INTANGIBLE ASSETS

         Intangible assets consist of Reorganization Costs capitalized in connection with the acquisition of Media Vision Productions, Inc. pursuant to APB 16. Amortization is computed using the straight-line method over the estimated useful life of the asset, estimated to be years.

     Amortization expense was $9,048 and $9,048 for the six months ended March 31, 2001 and 2002, respectively.

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

                         eCONTENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENT
                                 MARCH 31, 2002
                                   (UNAUDITED)

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

E.   EQUITY TRANSACTIONS

     During the six months ended March 31, 2002, the Company issued 191,000 warrants to purchase one share each of the company's common stock at exercise prices from $.15 to $.20, for a period of five years, in connection with debt issued in the form of bridge notes.

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

F.   RELATED PARTY TRANSACTIONS

     In July, 2001 a director lent the Company $20,000, with interest at 6% per year and is due upon completion of a private placement by the Company. During the six months ended March 31, 2002, the company accrued $600 of interest expense and as at March 31, 2002 $900 of accrued interest was outstanding on this note.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 VS. THREE MONTHS ENDED MARCH 31, 2001

     The Company has not yet recorded any revenue. The Company recorded a net loss of $189,574 for the three months ended March 31, 2002 as compared to a loss of $531,846 for the three months ended March 31, 2001. This represents a loss per common share of $.01 for the period ended March 31, 2002 as compared to a loss per common share of $.03 for the period ended March 31, 2001.

     Production expenses were $5,880 for the three months ended March 31, 2002 compared to $57,205 for the three months ended March 31, 2001. This reduction is attributable to reduced projects under development during the current period.

     General and administrative expenses were reduced to $173,345 during the three months ended March 31, 2002 from $528,035 during the period ending March 31, 2001. The decrease in these costs primarily relate to the reduction of full time employees and a reduction in marketing costs related to the co-production of syndicated programming.

SIX MONTHS ENDED MARCH 31, 2002 VS. THREE MONTHS ENDED MARCH 31, 2001

     The Company recorded a net loss of $494,752 for the six months ended March 31, 2002 as compared to a loss of $1,297,469 for the six months ended March 31, 2001. This represents a loss per common share of $.02 for the period ended March 31, 2002 as compared to a loss per common share of $.07 for the period ended March 31, 2001.

     Production expenses were $125,440 for the six months ended March 31, 2002 compared to $302,175 for the six months ended March 31, 2001. This reduction is attributable to reduced projects under development during fiscal 2002.

     General and administrative expenses were reduced to $346,021 during the six months ended March 31, 2002 from $802,210 during the same period ending March 31, 2001. The decrease in these costs primarily relate to the reduction of full time employees and a reduction in marketing costs related to the co-production of syndicated programming.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficit at March 31, 2002 was $391,911. Since the reorganization, the Company has funded its operations from the issuance of common stock and loans.

     At December 31, 2001 the Company had cash and cash equivalents of approximately $40,658. Cash used in operating activities of approximately $107,500 primarily consisted of the net loss, offset by non-cash charges for depreciation, an increase in payables and other liabilities, some of which are deferred, of approximately $250,000 and common stock issued for services. The Company raised approximately $139,000 through the issuance of the Company's notes with warrants, with interest at 10%, redeemable upon the Company's completion of a private equity offering exceeding $2,000,000

     The Company has incurred operating losses totaling $11,292,390 from inception April 1, 1998 through March 31, 2002. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its development of programs, and (3 ) successfully implement its plans to market the products of co-venturers through the television and other media for a share of the revenue from the exploitation of each program.

         The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2002 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

          In September, 2001, the Company has entered into a commitment to secure up to approximately $500,000 of bridge loans convertible to equity in addition to the $84,000 of Bridge Notes issued through December 31, 2001. Through April 30, 2002 the Company has received commitments of approximately $400,000 of notes, of which it has received approximately $150,000 of proceeds. The Company presently has ongoing discussions and negotiations with a number of additional financing alternatives, one or more of which it believes will be able to successfully close to provide necessary working capital, while maintaining sensitivity to shareholder dilution issues.

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

     The Company raised approximately $1,086,000 through the issuance of the Company's common stock during fiscal 2001 in private placement transactions with accredited investors that are intended to be exempt from registration pursuant to 506 of Regulation d promulgated by the Securities and Exchange Commission under the Securities Act of 1933 and anticipates it will need to raise between $750,000 to $1,500,000 of additional capital to implement its current business plan.

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

         In May 2001, the prior president, John Sgarlat, instituted a suit in federal court against the Company's current president and an investment banker, in connection with his employment contract. This suit was dropped. His termination agreement resulted in the return of certain shares and consulting contract for $2,500 per week for 103 weeks commencing on May 29, 2001.


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


Dated: May 15, 2002


                                             By: /s/ CORNELIA ELDRIDGE
                                                 ---------------------

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


NAME                                       TITLE                     DATE


By: /s/ CORNELIA ELDRIDGE            President, COO, Director     May 15, 2002
-----------------------------
        Cornelia Eldridge


By:/s/ WILLIAM H. CAMPBELL           Acting Chief Financial       May 15, 2002
-----------------------------        Officer, Corporate
      William H. Campbell            Secretary, Director



By:  /s/ GARY GOODELL                Director                     May 15, 2002
----------------------------
        Gary Goodell