Form 10QSB
period 2002-06-30
ECONTENT INC
filed 2002-08-16
CIK 820789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           _________________________

                                   FORM 1O-QSB



(MARK ONE)


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

                       FOR THE QUARTER ENDED JUNE 30, 2002

                          COMMISSION FILE NO. 133-16736



                           _________________________





                                 eCONTENT, INC.
                     ---------------------------------------
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

                                 (561) 835-0094
                                 --------------
                           (Issuer's telephone number)




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

     The number of shares outstanding of each of the registrant's classes of common stock as of August 12, 2002 is 24,638,572 shares all of one class of $.08 par value common stock and no shares of convertible preferred stock with a $10.00 par value.

                         eCONTENT, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY


                                      INDEX

                                                                            PAGE
PART I            FINANCIAL INFORMATION

         Consolidated Balance Sheet-June 30, 2002.............................3

         Consolidated Statements of Operations-Three Months
           Ended June 30, 2002................................................4

         Consolidated Statements of Operations-Nine Months
           Ended June 30, 2002................................................4

         Consolidated Statements of Operations-Nine Months
           Ended June 30, 2002................................................5

         Consolidated Statement of Cash Flows-Nine Months
           Ended June 30, 2002................................................6

         Notes to the Consolidated Financial Statements.......................7

         Management's Discussion and Analysis of Financial
           Conditions and Results of Operations..............................12

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings..........................................15

Item 2.           Changes in Securities......................................15

Item 3.           Defaults Upon Senior Securities............................15

Item 4.           Submission of Matters to a Vote of Security Holders........15

Item 5.           Other Information..........................................15

Item 6.           Exhibits on Reports on Form 8-K............................15

                  Signature Page.............................................16
                         eCONTENT, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)

      ASSETS

Current Assets:
  Cash and equivalents                                             $      1,899
  Due from prior investee                                                78,300
  Deferred costs                                                        134,474
                                                                   ------------

     Total Current Assets                                               214,673

Deferred production costs                                               312,035

Property and equipment, net of accumulated
  depreciation of $32,665                                                59,922
                                                                   ------------

Other Assets:
  Due from prior investee                                                21,700
  Intangible assets, net of accumulated
    amortization of $63,337                                              27,144
                                                                   ------------

      Total Other Assets                                                 48,844
                                                                   ------------

      Total Assets                                                      635,474
                                                                   ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable and accrued expenses                                 311,031
  Due to stockholder                                                     15,000
  Other current liabilities                                             306,771
                                                                   ------------

      Total Current Liabilities                                         632,802

Other Liabilities                                                       204,750
                                                                   ------------

Bridge loans expected to convert to equity                              189,000
                                                                   ------------

Stockholders' Equity:
  Common stock, par value $.08 per share; authorized
    50,000,000 shares, 24,593,572 issued and outstanding
  Convertible preferred stock, authorized 1,000,000 shares,
    par value $10.00; no shares issued and outstanding                1,967,486
  Additional paid in capital                                          9,756,946
  Deficit accumulated during development stage                      (12,115,510)
                                                                   ------------

      Total Stockholders' Equity (Deficit)                             (391,078)
                                                                   ------------

      Total Liabilities and Stockholders' Equity                   $    635,474
                                                                   ============


               See notes to the consolidated financial statements.



                               eCONTENT, INC. AND SUBSIDIARIES
                                 A DEVELOPMENT STAGE COMPANY
                                   STATEMENT OF OPERATIONS
                                         (UNAUDITED)

                                                                                FROM APRIL 1,
                                                                                   1998
                                                                                 (DATE OF
                                                         FOR THE                INCEPTION)
                                                    THREE MONTHS ENDED              TO
                                                         JUNE 30,                 JUNE 30,
                                                    2001            2002            2002
                                                ------------    ------------    ------------
                                               (As Restated)
Total Revenues                                  $       --      $       --      $       --
                                                ------------    ------------    ------------

Direct Costs and Expenses:
  Development, production and distribution           171,762         156,213       2,122,533
  General and administrative                         392,713         484,191       5,451,442
  Depreciation and amortization                        4,952           7,599          89,902
  Stock based compensation and stock grants            8,833         150,000       3,734,249
                                                ------------    ------------    ------------

      Total Costs and Expenses                       578,260         798,003      11,398,126
                                                ------------    ------------    ------------

  Loss from operations before other expenses
    and provisions for income taxes                 (578,260)       (798,003)    (11,398,126)

Other Operating Income (Expense):
  Interest income                                      1,514            --             1,666
  Settlement income (expense)                      1,407,544            --         1,235,109
  Interest expense (net)                                --           (25,117)        (65,032)
  Equity in earnings (Loss) of unconsolidated
    subsidiary                                       (36,568)           --            96,774
  Loss from termination of interest in
    unconsolidated subsidiary                           --              --        (1,985,901)
                                                ------------    ------------    ------------

      Total Other Operating Income (Expense)       1,372,490         (25,117)       (717,384)
                                                ------------    ------------    ------------

  Operating Income (Loss) before income taxes        794,230        (823,120)    (12,115,510)

  (Provision for) Benefit from income taxes             --              --              --
                                                ------------    ------------    ------------

      Net Income (Loss)                         $    794,230    $   (823,120)   $(12,115,510)
                                                ============    ============    ============



Loss per common share, basic and diluted        $        .04    $       (.04)
                                                ============    ============


Weighted average common shares outstanding,
  basic and diluted                               20,800,216      22,504,561
                                                ============    ============







                     See notes to the consolidated financial statements.



                               eCONTENT, INC. AND SUBSIDIARIES
                                 A DEVELOPMENT STAGE COMPANY
                                   STATEMENT OF OPERATIONS
                                         (UNAUDITED)

                                                                               FROM APRIL 1,
                                                                                   1998
                                                                                 (DATE OF
                                                         FOR THE                INCEPTION)
                                                    NINE MONTHS ENDED               TO
                                                        JUNE 30,                 JUNE 30,
                                                   2001            2002            2002
                                               ------------    ------------    ------------
                                              (As Restated)
Total Revenues                                 $       --      $       --      $       --
                                               ------------    ------------    ------------

Direct Costs and Expenses:
  Development, production and distribution          473,937         281,653       2,122,533
  General and administrative                      1,194,923         830,212       5,451,442
  Depreciation and amortization                      15,936          22,747          89,902
  Stock based compensation and stock grants         276,999         150,000       3,734,249
                                               ------------    ------------    ------------

      Total Costs and Expenses                    1,961,795       1,284,612      11,398,126
                                               ------------    ------------    ------------

  Loss from operations before other expenses
    and provisions for income taxes              (1,961,795)     (1,284,612)    (11,398,126)

Other Operating Income (Expense):
  Interest income                                     2,012            --             1,666
  Settlement income                               1,407,544            --         1,235,109
  Interest expense (net)                            (12,150)        (33,260)        (65,032)
  Equity in earnings of unconsolidated
    subsidiary                                       61,150            --            96,774
  Loss from termination of interest in
    unconsolidated subsidiary                          --              --        (1,985,901)
                                               ------------    ------------    ------------

      Total Other Operating Income (Expense)      1,458,556         (33,260)       (717,384)
                                               ------------    ------------    ------------

  Operating (Loss) before income taxes             (503,239)     (1,317,872)    (12,115,510)

  Provision for income taxes                           --              --              --
                                               ------------    ------------    ------------

      Net (Loss)                               $   (503,239)   $ (1,317,872)   $(12,115,510)
                                               ============    ============    ============



Loss per common share, basic and diluted       $       (.03)   $       (.06)
                                               ============    ============

Weighted average common shares outstanding,
  basic and diluted                              19,916,592      22,302,913
                                               ============    ============






                     See notes to the consolidated financial statements.



                               eCONTENT, INC. AND SUBSIDIARIES
                                (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                FROM APRIL 1,
                                                                                    1998
                                                                                  (DATE OF
                                                          FOR THE                INCEPTION)
                                                     NINE MONTHS ENDED               TO
                                                           JUNE 30,                JUNE 30,
                                                     2001            2002            2002
                                                 ------------    ------------    ------------
                                                  (Restated)
Cash flows from operating activities:
  Net Loss                                       $   (503,239)   $ (1,317,872)   $(12,115,510)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                      15,936          22,747          89,902
    Interest expense paid with equity                    --              --            17,500
    Loan fees                                            --              --            25,000
    Stock based compensation and expenses
      paid by stock and warrants                      631,130         840,320       7,461,955
    Equity in earnings of unconsolidated
     subsidiary                                       (61,150)           --           (96,774)
    Settlement income relating to stock            (1,407,544)           --        (1,393,769)
    Loss on termination of interest in
      unconsolidated subsidiary                          --              --         1,985,909
Changes in assets and liabilities:
  Deferred charges and other current assets           (20,000)         (6,101)        (27,313)
  Other liabilities                                      --           252,918         511,522
  Accounts payable and accrued expenses                21,231          56,729         785,716
                                                 ------------    ------------    ------------

    Net cash used in operating activities          (1,323,636)       (151,259)     (2,755,862)

Cash flows from investing activities:
  Investment in intangible assets                        --              --           (90,481)
  Investment in property and equipment                (53,880)           --           (67,378)
  Advance on production rights                           --              --          (337,500)
  Investment in MPI                                   (50,000)           --        (1,850,000)
                                                 ------------    ------------    ------------

    Net cash used in investing activities            (103,880)           --        (2,345,359)
                                                 ------------    ------------    ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock        1,068,069            --         4,413,166
  Proceeds from loans                                  45,000         144,000         587,713
  Advances from (repayment to)and stockholders        400,000            --           400,954
  Repayment of loans                                 (250,000)           --          (298,713)
                                                 ------------    ------------    ------------

    Net cash provided by financing activities       1,263,069         144,000       5,103,120
                                                 ------------    ------------    ------------

Net increase (decrease)in cash and
  cash equivalents                                   (164,447)         (7,259)          1,899

Cash and cash equivalents, Beginning of Period        169,913           9,158            --
                                                 ------------    ------------    ------------

Cash and cash equivalents, End of Period         $      5,466    $      1,899    $      1,899
                                                 ============    ============    ============


                     See notes to the consolidated financial statements.

                         eCONTENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

BASIS OF PRESENTATION:

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form l0-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002.

         The Company accounts for net loss per common share in accordance with the provisions of Statements of Financial Accounting Standards ('SFAS') No. 128, 'Earnings per Share' ('EPS'). SFAS No. 128 reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their effect is anti-dilutive. Prior earnings per share were restated to reflect the 1 for 25 split pursuant to the plan of re-organization, and the 4,000,000 shares issued in the merger accounted for as a reorganization were treated as outstanding effective from the date of inception.

         For  further  information,   refer  to  the  financial  statements  and
footnotes thereto included in the Registrant Company's annual report on form 10-KSB for the year ended September 30, 2001.

                         eCONTENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2002
                                   (UNAUDITED)

A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

         For accounting purposes the acquisition has been treated as an acquisition of eContent, Inc. (formerly Media Vision Productions, Inc.) by Media Vision Properties, Inc. and therefore a recapitalization of Media Vision Properties, Inc. The historical financial statements prior to January 4, 1999 are those of Media Vision Properties, which was incorporated on June 17, 1997 but did not issue stock, have assets, or commence operations until April 1, 1998. Additionally, proforma information is not presented since the transaction was treated as a recapitalization.

PRINCIPLES OF CONSOLIDATION:

         The accompanying consolidated balance sheet as of June 30, 2002 includes the accounts of the Company and its wholly owned subsidiary, National Licensing Corporation, which commenced operations on September 5, 2000. The consolidated statements of operations include the results of operations of the Company and Media Vision Properties, Inc. for all periods presented and National Licensing Corporation effective September 5, 2000.

         All significant inter-company accounts and transactions have been eliminated.

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

         The Company has restated its financial statements for the fiscal year ended September 30, 2000 to record this investment as an unconsolidated subsidiary, which is a change in the reporting entities of the Company, and during the fiscal year ended September 30, 2001 the Company recorded a loss on the termination of its investment in MPI effective July 30, 2001, as such the Statement of Operations and the Statement of Cash Flows for the nine months ended June 30, 2001 have been restated. Subsequent to September 30, 2001, the Company and MPI concurrently exchanged certain releases relating to the preceding and entered into a preliminary program production agreement. (See Note C.)

                         eCONTENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2002
                                   (UNAUDITED)

A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

RECENT ACCOUNTING PRONOUNCEMENTS:

         In July 2001, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective July 1, 2002. Management does not expect that the adoption of either SFAS No. 141 or 142 will have a material effect on the Company's results of operations or financial position.

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

LOSS PER COMMON SHARE, BASIC AND DILUTED:

         The Company accounts for net loss per common share in accordance with the provisions of Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("EPS"). SFAS No. 128 reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their effect is anti-dilutive. The 1998 earnings per share were restated to reflect the 1 for 25 split pursuant to the plan of re-organization, and the 4,000,000 shares issued in the merger accounted for as a reorganization were treated as outstanding effective from the date of inception.

DEFERRED COSTS:

         Deferred costs relating to production agreements are charged to operations over the effective period of each agreement. Deferred costs estimated to be charged to operations during the next year are classified as current assets.

                         eCONTENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2002
                                   (UNAUDITED)

B. INTANGIBLE ASSETS

         Intangible assets consist of Reorganization Costs capitalized in connection with the acquisition of Media Vision Productions, Inc. pursuant to APB 16. Amortization is computed using the straight-line method over the estimated useful life of the asset, estimated to be five years.

         Amortization expense was $13,572 and $13,572 for the nine months ended June 30, 2001 and 2002, respectively.

C. COMMITMENTS AND CONTINGENCIES

         On September 24, 1999 the Company entered into employment agreements with its president and two executive officers. The general terms of the agreements provide for the three officers to receive annual salaries totaling $515,000 for fiscal 2000, $566,500 for fiscal 2001 and $623,150 for fiscal 2002.
Additionally, the agreements provide for stock options and grants of shares. In May 2001, these agreements were canceled and certain shares were returned to the Company. The settlement with the two executive officers, now directors, provided for the agreement to lock up their remaining shares for six months through October 26, 2001, and the payment of $48,000 each through May, 2002. The termination agreement with the Company's previous president resulted in the return of certain shares to the Company and a consulting contract for $2,500 per week for 103 weeks commencing on May 29, 2001. Amounts due under these amended agreements are included in other liabilities.

         On October 5, 1999, the Company entered into a licensing agreement with an individual and Spartan Sporting Goods and Fashions, Inc. ('Spartan') a privately held New York Corporation for the exclusive master license of certain logos, trademarks and copyrights. The agreement provides that the Company pay 30% of all royalty income received from the producers under this agreement to the Licensor, or 'Spartan'. Additionally, the agreement provides for a minimum annual non-refundable license fee, optional for each annual renewal, for up to nine years. Amounts due under this agreement are included in other liabilities.

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

                         eCONTENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2002
                                   (UNAUDITED)


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

E. EQUITY TRANSACTIONS

         During the nine months ended June 30, 2002, the Company issued 192,250 warrants to purchase one share each of the company's common stock at exercise prices from $.15 to $.20, for a period of five years, in connection with convertible debt issued in the form of bridge notes.

         In connection with the execution of the preliminary program production agreement with MPI discussed in Note C., the Company provided a grant of warrants to Robert Marty, the president of MPI, with 4 year vesting to purchase up to 1,400,000 shares of the Company's common stock at approximately $.13 per share (valued at $235,200). The fair value of the warrants on the date of the grant was based upon the Black-Scholes stock option pricing model using the following weighted average assumptions: annual expected rate of return of 0%, annual volatility of 163.7%, risk free interest rate of 5.5% and expected option life of 3 years. The Company recorded $117,600 as production expense and $117,600 as deferred production costs, in which the Company is recording the utilization as production expense over the 60 month contract period.

         During the nine months ended June 30, 2002 the Company issued 50,000 shares of its common stock to a Law Firm for services.

         During the quarter ended June 30, 2002, the Company issued 2,250,000 shares of common stock to officers, consultants and recorded $150,000 as stock-based compensation for 750,000 shares issued to officers; $150,333 as production expenses and $399,667 as general and administrative expenses for 1,500,000 shares issued to consultants for services.


F. RELATED PARTY TRANSACTIONS

         In July, 2001 a director lent the Company $20,000, with interest at 6% per year and is due upon completion of a private placement by the Company. During the nine months ended June 30, 2002, the Company accrued $900 of interest expense and as of June 30, 2002, this note, together with accrued interest was canceled for the issuance of 100,000 shares of the Company's common stock.

         The Company's current President and Vice President were subject to the reduced management contracts discussed in Note C through may 2002, totaling $48,000 each, of which $32,000 and $44,000, respectively remain outstanding at June 30, 2002 and is included in other current liabilities. The Company is presently negotiating contracts with these officers.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 VS. THREE MONTHS ENDED JUNE 30, 2001

         The Company has not yet recorded any revenue. The Company recorded a net loss of $803,120 for the three months ended June 30, 2002 as compared to net income of $794,230 for the three months ended June 30, 2001. The net income recorded in the prior year included non-recurring settlement income of $1,407,544 from the cancellation of certain management contracts which, absent this non-recurring gain, on a pro-forma basis, the Company recorded a loss of $613,314 for the comparable quarter ended June 30, 2001. This represents a
(loss) per common share of $(.04) for the period ended June 30, 2002 as compared to income per common share of $.04, and on a pro-forma basis excluding the non-recurring gain, a pro-forma loss per common share of $(.03) for the for the three month period ended June 30, 2001.

         Production expenses were $156,213 for the three months ended June 30, 2002, all of the $156,213 were non-cash expenses paid through the issuance of stock and warrants compared to $171,762 for the three months ended June 30, 2001. This slight reduction is attributable to reduced costs for projects under development during the current quarter. Management anticipates an increase in production and corresponding production costs in the near future.

         General and administrative expenses increased to $484,191 during the three months ended June 30, 2002, including $405,417 of non-cash expenses paid through the issuance of stock and warrants, from $392,713 during the period ending June 30, 2001, which included $42,000 of non-cash expenses paid through the issuance of stock and warrants. The increase in these costs primarily relate to marketing costs related to the co-production of syndicated programming including considerable consulting expenses paid in stock.

NINE MONTHS ENDED JUNE 30, 2002 VS. NINE MONTHS ENDED JUNE 30, 2001

         The Company has not yet recorded any revenue. The Company recorded a net loss of $1,317,872 for the nine months ended June 30, 2002 as compared to a loss of $503,239 for the nine months ended June 30, 2001. The net income recorded in the prior year included non-recurring settlement income of $1,407,544 from the cancellation of certain management contracts which, absent this non-recurring gain, on a pro-forma basis, the Company recorded a loss of $1,910,783 for the comparable nine month period through June 30, 2001. This represents a (loss) per common share of $(.06) for the period ended June 30, 2002 as compared to a (loss) per common share of $(.03) and on a pro-forma basis excluding the non-recurring gain, a pro-forma loss per common share of $(.09) for the nine month period ended June 30, 2001.

         Production expenses were $281,653 for the nine months ended June 30, 2002 all of which were non-cash expenses paid through the issuance of stock and warrants compared to $473,937 for the nine months ended June 30, 2001 which included $175,500 of non-cash expenses paid through the issuance of stock and warrants. This reduction is attributable to reduced projects under development during this fiscal year. Management anticipates an increase in production and corresponding production costs in the near future.

         General and administrative expenses were reduced to $830,212 during the nine months ended June 30, 2002 including $408,667 of non-cash expenses paid through the issuance of stock and warrants, from $1,194,113 during the period ending June 30, 2001, which included $455,630 of non-cash expenses paid through the issuance of stock and warrants. The decrease in these costs primarily relate to the reduction of full time employees and a reduction in marketing costs related to the co-production of syndicated programming.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's  working  capital  deficit at June 30, 2002 was $418,129.
Since the reorganization, the Company has funded its operations from the issuance of common stock and loans.

         At June 30, 2002 the Company had cash and cash equivalents of approximately $1,899. Cash used in operating activities of approximately $151,000 primarily consisted of the net loss, offset by non-cash charges for depreciation, an increase in payables and other liabilities, some of which are deferred, of approximately $840,000 and common stock issued for services. The Company raised approximately $144,000 through the issuance of the Company's notes with warrants, with interest at 10%, redeemable upon the Company's completion of a private equity offering exceeding $2,000,000

         The Company has incurred operating losses totaling $12,115,510 from inception April 1, 1998 through June 30, 2002. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its development of programs, and (3 ) successfully implement its plans to market the products of co-venturers through the television and other media for a share of the revenue from the exploitation of each program.

         The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2002 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

         In September, 2001, the Company has entered into a commitment to secure up to approximately $500,000 of bridge loans convertible to equity. Through June 30, 2002 the Company has received commitments of approximately $400,000 of notes, of which it has received approximately $145,000 of proceeds. The Company presently has ongoing discussions and negotiations with a number of additional financing alternatives, including the bridge notes discussed above and a private placement of a large block of restricted shares with a significant accredited investor, which is intended to be exempt from registration; one or more of which it believes will be able to successfully close to provide necessary working capital, while maintaining sensitivity to shareholder dilution issues.

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

         Management plans to restructure its settlement agreements and licensing agreements, included in other current liabilities and other liabilities, to match payment terms with the reasonably expected revenues or available cash flows from its anticipated future productions and licensing revenue sharing agreements.

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

         The Company raised approximately $1,086,000 through the issuance of the Company's common stock during the fiscal year ended September 30, 2001 in private placement transactions with accredited investors that are intended to be exempt from registration pursuant to 506 of Regulation d promulgated by the Securities and Exchange Commission under the Securities Act of 1933 and anticipates it will need to raise between $750,000 to $1,500,000 of additional capital to implement its current business plan.

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

         As of June 30, 2002, the Company has no ongoing material litigation.

ITEM 2. CHANGES IN SECURITIES.

         NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         NONE

ITEM 5. OTHER INFORMATION.

         NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         NONE; However, in this instant report the Company announces that effective August 7th, 2002, the Board of Directors accepted the resignation of Cornelia Eldridge as the Company's interim President, COO and Director. Concurrently, the Company elected William Campbell as President and CEO, and Gary Goodell as Vice President and COO.

                                   SIGNATURES


         In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 eContent Inc.
                                 (Formerly Media Vision Productions, Inc.)


Dated: August 15, 2002


                                 By: /s/William H. Campbell
                                     ---------------------------


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


NAME                              TITLE                       DATE



By:/s/ WILLIAM H. CAMPBELL        President, CEO,          August 15, 2002
   -----------------------        Acting CFO
   William H. Campbell            Secretary, Director


By: /s/ GARY GOODELL              Vice President, COO,     August 15, 2002
   -----------------------        Director
   Gary Goodell