Form 10QSB/A
period 2002-03-31
ECONTENT INC
filed 2002-08-19
CIK 820789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ______________________

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
                                   (UNAUDITED)


                                                             ASSETS
Current Assets:
  Cash and equivalents                                             $     40,658
  Due from prior investee                                                75,000
  Deferred costs                                                        134,474
                                                                   ------------
    Total Current Assets                                                250,132
                                                                   ------------
Deferred production costs                                               317,915
                                                                   ------------


Property and equipment, net of accumulated
  depreciation of $26,565                                                62,997
                                                                   ------------

Other Assets:
  Due from prior investee                                                25,000
  Intangible assets, net of accumulated
    amortization of $ 58,813                                             31,668
                                                                   ------------
    Total Other Assets                                                   56,668
                                                                   ------------
    Total Assets                                                        687,712
                                                                   ------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable and accrued expenses                                 302,689
  Due to stockholder                                                     15,000
  Due to director                                                        20,000
  Other current liabilities                                             304,354
                                                                   ------------
    Total Current Liabilities                                           642,043
                                                                   ------------

Other Liabilities                                                       155,376
                                                                   ------------

Bridge loans expected to convert to equity                              184,000
                                                                   ------------

Stockholders' Equity:
  Common stock, par value $.08 per share; authorized
    50,000,000 shares, 22,218,572 issued and outstanding              1,777,486
  Convertible preferred stock, authorized 1,000,000 shares,
    par value $10.00; no shares issued and outstanding                     --
  Additional paid in capital                                          9,221,197
  Deficit accumulated during development stage                      (11,292,390)
                                                                   ------------
    Total Stockholders' Equity (Deficit)                               (293,707)
                                                                   ------------
    Total Liabilities and Stockholders' Equity                     $    687,712
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


         At March 31, 2002 the Company had cash and cash equivalents of approximately $40,658. Cash used in operating activities of approximately $107,500 primarily consisted of the net loss, offset by non-cash charges for depreciation, an increase in payables and other liabilities and approximately $250,000 and common stock issued for services, some of which are deferred. The Company raised approximately $139,000 through the issuance of the Company's notes with warrants, with interest at 10%, redeemable upon the Company's completion of a private equity offering exceeding $2,000,000


         The Company has incurred  operating  losses totaling  $11,292,390  from inception April 1, 1998 through March 31, 2002. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its development of programs, and (3 ) successfully implement its plans to market the products of co-venturers through the television and other media for a share of the revenue from the exploitation of each program.

         The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2002 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:


          In September, 2001, the Company has entered into a commitment to secure up to approximately $500,000 of bridge loans convertible to equity. Through April 30, 2002 the Company has received commitments of approximately $400,000 of notes, of which it has received approximately $140,000 of proceeds. The Company presently has ongoing discussions and negotiations with a number of additional financing alternatives, one or more of which it believes will be able to successfully close to provide necessary working capital, while maintaining sensitivity to shareholder dilution issues.


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



Dated: August 16, 2002


                                             By: /s/ WILLIAM H. CAMPBELL
                                                 ------------------------


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


NAME                                       TITLE                     DATE




By:/s/ WILLIAM H. CAMPBELL           President, CEO, CFO        August 16, 2002
-----------------------------        Secretary, Director
      William H. Campbell



By:  /s/ GARY GOODELL                Vice President, COO         August 16, 2002
----------------------------         Director
        Gary Goodell