Form 10KSB
period 2002-09-30
ECONTENT INC
filed 2003-02-19
CIK 820789

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         _____________________________

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

                          _____________________________



                                 eCONTENT, INC.
                                 --------------
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
             (Exact name of registrant as specified in its charter)


          DELAWARE                                               23-2442288
------------------------------                               ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2760 Appaloosa Trail, Wellington Florida                           33314
----------------------------------------                         ---------
   (Address of principal executive offices)                      (Zip Code)


       Registrant's telephone number, including area code: (561) 835-0094

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

                                (Title of Class)


                         _____________________________


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

         Effective December 31, 2002 the Company had 29,311,697 shares of common stock and no shares of preferred stock outstanding.

                                     PART I

ITEM 1. BUSINESS.

GENERAL DESCRIPTION OF BUSINESS

         eContent, Inc. is a fully reporting public company, registered with Standard & Poors and listed for trading on the NASDAQ OTC:BB under the symbol ETNT.

         eContent Inc. is an integrated vertical marketing company that designs and executes business development strategies for three primary client groups; content providers, developers, and distributors. The Company is concentrating on building its revenue base with companies that operate in three core industry sectors; entertainment and media, film and movie productions, and marketing consumer goods.

         On February 7, 2003 eContent Inc. completed a corporate combination agreement to merge with Angelbabies LLC, a California Limited Liability Company. The terms of the agreement require eContent to receive 100% of all Angelbabies, LLC's interests. And, in exchange for the Angelbabies interest the members of the limited liability company will be issued shares of eContent common or preferred stock, totaling approximately 80% of the new combination. The number of shares to be issued is subject to an adjustment after the issuance of a fairness opinion. All terms and conditions of the agreement are subject to shareholder approval.

         On February 7, 2003, pursuant to the Corporate Combination Agreement, eContent appointed Daniel P. Cannon, Managing Director of Angelbabies, as Chief Executive Officer. Cannon's appointment was made effective immediately.

         Presently, after the merger, the Company's focus is to identify, develop, produce, promote television programs and television specials, and ultimately distribute programming, also market products developed from programming on a project-by-project basis. The consumer products will be marketed through, direct response television, print media, retail, and as premiums.


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

         On February 7, 2003, pursuant to the Corporate Combination Agreement, eContent appointed Daniel P. Cannon, Managing Director of Angelbabies, as Chief Executive Officer. Cannon's appointment was made effective immediately.



EMPLOYEES AND CONSULTANTS

         As of September 30, 2002, the Company had approximately 2 executive consultants.

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

ITEM 2. PROPERTIES.

         The West Palm Beach office was closed in May, 2001. The Company plans to open new offices in the Los Angeles area within the next quarter. The company maintains a temporary office at 2760 Appaloosa Trail, Wellington Florida


ITEM 3. LEGAL PROCEEDINGS.

         eContent, Inc.'s predecessor had commenced an action against its former president of its MBT subsidiary. On May 16,1996 we terminated the President of the former PTS Subsidiary. The former president of the PTS subsidiary has commenced an action for wrongful termination and the Company has defended its position and has commenced a countersuit alleging misrepresentation in connection with the acquisition of PTS. The Company filed for reorganization under Chapter 11 of the bankruptcy laws, which has been approved by the court and which has been deemed effective on January 4, 1999. The above claims against the Company were dismissed in the reorganization. The former President of the PTS Subsidiary appealed this decision and effective September 30, 2001, the Company recorded the settlement with the former President, Amin Bashara for the issuance of 91,833 shares of the Company's common stock valued at $13,775, as well as the extension of 33,000 warrants for one share each of the Company's common stock exercisable through October, 2004 for a price equal to 75% of the trading price on the date of exercise.

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

                                                 HIGH BID           LOW BID

FISCAL YEAR ENDED SEPTEMBER 30, 1999
    First Quarter                               Unavailable       Unavailable
    Second Quarter                              Unavailable       Unavailable
    Third Quarter                                 $   2.625           $   .50
    Fourth Quarter                                $   1.375           $   .75

FISCAL YEAR ENDED SEPTEMBER 30, 2000
    First Quarter                                 $   2.125         $   .4375
    Second Quarter                                $   2.125         $   .8438
    Third Quarter                                 $  2.4375         $  1.0625
    Fourth Quarter                                $  1.1875         $    .375

FISCAL YEAR ENDED SEPTEMBER 30, 2001
    First Quarter                                $   1.1875         $    .375
    Second Quarter                               $   1.1875         $   .4062
    Third Quarter                                $      .64         $     .21
    Fourth Quarter                               $      .38         $     .05

FISCAL YEAR ENDED SEPTEMBER 30, 2002
    First Quarter                                $      .23         $     .03
    Second Quarter                               $      .20         $     .06
    Third Quarter                                $      .54         $     .04
    Fourth Quarter                               $      .30         $     .04


         (B)      SHAREHOLDERS

         As of December 31, 2002, we had 29,311,697 shares of common stock outstanding and approximately 1,000 stockholders of record.

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

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2002 VS. YEAR END SEPTEMBER 30, 2001

         The Company has not yet recorded any revenue, as restated for the termination of its investment in MPI. The Company recorded a net loss of $1,578,316 for the year ended September 30, 2002 as compared to a loss of $3,118,454 for the period ended September 30, 2001. This represents a loss per common share of $.07 for the year ended September 30, 2002 as compared to a loss per common share of $.16 for the period September 30, 2001.

         Production expenses were $416,511 for fiscal 2002 compared to $551,536 in fiscal 2002. These included non cash charges for production services paid with equity of $137,200 in 2002 as compared to $175,500 in 2001. This reduction is attributable to reduced projects under development in fiscal 2001.

         General and administrative expenses were reduced to $800,997 in fiscal 2002 from $1,708,937 in fiscal 2001. These included non cash charges for administrative services paid with equity of $562,500 in 2002 as compared to $774,426 in 2001. The decrease in these costs primarily relate to the reduction of full time employees and reduction in overall marketing efforts related to the co-production of syndicated programming and reduced legal costs in 2002.



PLAN OF OPERATIONS AND BUSINESS STRATEGY

         Marketing is an exciting business based on an exact science. Consumer spending is a direct function of media exposure. Television is the nations most popular and powerful media.

         eContent, Inc., ETNT, is a vertically integrated marketing company engaged in the creation of television show concepts and the development of related products and merchandising strategies. eContent is an integrated vertical marketing company that designs and executes business development strategies for three primary client groups; content providers, developers, and distributors. The Company is concentrating on building its revenue base with companies that operate in three core industry sectors; entertainment and media, film and movie productions, and the cross marketing of consumer goods. The merger with Angel Babies, LLC. provides a flagship product and property that the company can commence its integrated marketing plan.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at September 30, 2002 was a deficit of $516,298. Since the reorganization, the Company has funded its operations from the issuance of common stock and loans from officers and certain shareholders. The Company has incurred operating losses totaling $12,375,955 from inception April 1, 1998 through September 30, 2002. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its development of programs, and (3) successfully implement its plans to market the products of co-venturers through the television and other media for a share of the revenue from the exploitation of each program.

         The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2003 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

         Management believes that actions presently being taken, including the present merger with Angelbabies, LLC., to complete the Company's development stage through the successful production of professional content with associative distribution earning and revenue sharing agreements, and ultimately sufficient revenue thereon to support operations. However, there can be no assurance that eContent will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         In conjunction with the merger with Angel Babies, LLC, the company commenced negotiations with two financial institutions to raise between $2,000,000 and $3,000,000 in private placement transactions. The company expects to complete the negotiations in the near future and expects to receive the bulk of the proceeds during the 2nd and 3rd quarter of 2003.


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

ITEM 7. FINANCIAL STATEMENTS.

    (a)(1)  The following documents are filed as part of this report:

         a. Consolidated Financial Statements of the Registrant, eContent, Inc. and Subsidiaries (formerly Media Vision Productions, Inc.)

                                                                          PAGES


Report of Independent Auditors'                                            F-1

Consolidated Balance Sheet of eContent, Inc. and
 Subsidiaries (formerly Media Vision Productions, Inc.) as
 of September 30, 2002                                                     F-2

Consolidated Statements of Operations of eContent, Inc. and
 Subsidiaries (formerly Media Vision Productions, Inc.) for
 the years ended September 30, 2002 and September 30, 2001
 and for the period from inception (April 1, 1998) through
 September 30, 2002                                                        F-3

Consolidated Statements of Changes in Stockholders' Equity
 of eContent, Inc. and Subsidiaries (formerly Media Vision
 Productions, Inc.) for the period from October 1, 1997 to
 September 30, 2002                                                        F-4

Consolidated Statements of Cash Flows of eContent, Inc. and
 Subsidiaries (formerly Media Vision Productions, Inc.) for
 the years ended September 30, 2002 and September 30, 2001
 and for the period from inception (April 1, 1998) through
 September 30, 2002                                                        F-8

Notes to Consolidated Financial Statements                                 F-9

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

                  Not Applicable

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of eContent, Inc. and Subsidiaries (Formerly Media Vision Productions, Inc.)

         We have audited the accompanying consolidated balance sheet of eContent, Inc. and Subsidiaries (formerly Media Vision Productions, Inc.) and subsidiaries as of September 30, 2002 and the related consolidated statements of operations and cash flows for the two years then ended and from April 1, 1998 (Date of Inception) through September 30, 2002 and the consolidated statement of stockholders' equity from October 1, 1997 through September 30, 2002 in the accompanying index to the financial statements (Item 7.). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eContent, Inc. and Subsidiaries (formerly Media Vision, Inc) as of September 30, 2002, and the results of operations and its cash flows for the two years then ended and from April 1, 1998 (Date of Inception) through September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

                                              SCHUHALTER, COUGHLIN & SUOZZO, LLC



Raritan, New Jersey

February 14, 2003
                         eCONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002

      ASSETS

Current Assets
  Cash and equivalents                                             $          4
  Due from prior investee                                                20,000
  Deferred costs                                                         92,188
                                                                   ------------
      Total Current Assets                                              112,191
                                                                   ------------
Deferred production costs                                               221,409
                                                                   ------------
Property and equipment, net accumulated
    depreciation of $32,715                                              56,847
                                                                   ------------

Other Assets
  Due from prior investee                                                80,000
  Intangible assets, net of accumulated
    amortization of $67,861                                              22,620
                                                                   ------------

      Total Other Assets                                                102,620
                                                                   ------------
      Total Assets                                                      493,067
                                                                   ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable and accrued expenses                                 326,031
  Due to stockholder                                                     15,000
  Other current liabilities                                             287,458
                                                                   ------------
      Total Current Liabilities                                         628,489
                                                                   ------------
Other Liabilities                                                       174,750
                                                                   ------------
Bridge loans, expected to converted to equity                           191,500
                                                                   ------------
Commitments and Contingencies (Note 7)

Stockholders' Equity
  Common stock, par value $.08 per share; authorized
    50,000,000 shares, 25,988,572 issued and outstanding
  Convertible preferred stock, authorized 1,000,000 shares,
    par value $10.00; no shares issued and outstanding                2,079,086
  Additional paid in capital                                          9,795,197
  Deficit accumulated during development stage                      (12,375,955)
                                                                   ------------
      Total Stockholders' Equity (Deficit)                             (501,672)
                                                                   ------------

      Total Liabilities and Stockholders' Equity Deficit           $    493,067
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

                                                                               FROM
                                                                              APRIL 1,
                                                                               1998
                                         FOR THE            FOR THE          (DATE OF
                                           YEAR               YEAR           INCEPTION)
                                           ENDED              ENDED              TO
                                       SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                            2001              2002              2002
                                        ------------      ------------      ------------
TOTAL REVENUES                          $       --        $       --        $       --
                                        ------------      ------------      ------------
COSTS AND EXPENSES:
 Development, production and
  distribution including non-cash
  stock related charges of
  $175,500, $137,200 and $916,056
  respectively                               551,536           416,526         2,257,406
 General and administrative
  including non cash stock related
  charges of $774,426, $562,500 and
  $2,222,239, respectively                 1,708,937           800,997         5,422,227
 Depreciation and amortization                27,322            30,346            97,501
 Stock based compensation                    136,500           286,000         3,870,249
                                        ------------      ------------      ------------

   TOTAL COSTS AND EXPENSES                2,424,295         1,533,869        11,647,383
                                        ------------      ------------      ------------

LOSS FROM OPERATIONS
  (Loss) before other expenses
    and provision for income taxes        (2,424,295)       (1,533,869)      (11,647,383)
                                        ------------      ------------      ------------

OTHER INCOME (EXPENSE):
  Interest income                                501                 0             1,666
  Settlement income (expense)              1,245,665                 0         1,235,109
  Interest expense                           (12,922)          (44,447)          (76,219)
  Equity in earnings of
    unconsolidated subsidiary                 58,498                 0            96,774
  Loss from termination of interest
    in unconsolidated subsidiary          (1,985,901)                0        (1,985,901)
                                        ------------      ------------      ------------

   TOTAL OTHER INCOME (EXPENSE)             (694,159)          (44,447)         (728,571)
                                        ------------      ------------      ------------

   LOSS BEFORE INCOME TAXES               (3,118,454)       (1,578,316)      (12,375,954)

   Provision for income taxes                      0                 0                 0
                                        ------------      ------------      ------------

      NET LOSS                          $ (3,118,454)     ($ 1,578,316)     ($12,375,954)
                                        ------------      ------------      ------------

LOSS PER COMMON SHARE, BASIC
 AND DILUTED                            $      (0.16)     ($      0.07)
                                        ============      =============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING, BASIC AND DILUTED           19,921,270        23,012,791
                                        ============      =============


        The accompanying notes are an integral part of these financial statements.

                                            eCONTENT, INC. AND SUBSIDIARIES
                                       (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                                             (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                      FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2002


                                                                               ADDITIONAL                      TOTAL
                                        COMMON STOCK            DEFERRED        PAID IN        (RETAINED    STOCKHOLDERS'
                                    SHARES        AMOUNT      COMPENSATION      CAPITAL         DEFICIT)       EQUITY
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

                                        eCONTENT, INC. AND SUBSIDIARIES
                                   (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2002


                                                                         ADDITIONAL                     TOTAL
                                   COMMON STOCK             DEFERRED       PAID IN      (RETAINED    STOCKHOLDERS'
                                 SHARES       AMOUNT      COMPENSATION     CAPITAL       DEFICIT)       EQUITY
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


                                              eCONTENT, INC. AND SUBSIDIARIES
                                         (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                                               (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                         FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2002


                                                                               ADDITIONAL                         TOTAL
                                      COMMON STOCK              DEFERRED        PAID IN         (RETAINED      STOCKHOLDERS'
                                  SHARES          AMOUNT      COMPENSATION      CAPITAL          DEFICIT)         EQUITY
Balance, September 30,
 2000 (restated)                17,590,314    $  1,407,225    $    (53,000)   $ 12,660,898    $ (7,679,185)   $  6,335,938

Issuance of shares in
 private placement,
 together with warrants,
 net of cash offering
 costs of $130,018               1,469,575         117,566            --           352,416            --           469,982
Exercise of warrants and
 issuance of reparative
 shares, net of cash
 offering costs of $99,718       2,454,975         196,398            --           834,964            --         1,031,362
Issuance of shares in
 private placement                 100,000           8,000            --            32,000            --            40,000
Issuance of common
 stock for production
 rights                            100,000           8,000            --           104,500            --           112,500
Amortization of deferred
 compensation                         --              --            25,999            --              --            25,999
Return of shares pursuant
 to settlement agreement
 with certain management        (1,675,688)       (134,055)           --        (1,273,489)           --        (1,407,544)
Cancellation of options
 pursuant to settlement
 agreement with certain
 management                           --              --            27,001         (27,001)           --              --
Return of shares in
 connection with
 termination of stock
 purchase agreement,
 effective July 30, 2001        (1,350,000)       (108,000)           --        (4,042,000)           --        (4,150,000)
Issuance of shares in
 settlement                         91,833           7,347            --             6,428            --            13,775
Issuance of shares to
 directors to cancel debt
 and accrue compensation         1,442,563         115,405            --              --              --           115,405
Issuance of common stock
 for services                    1,970,000         157,600            --           336,030            --           493,630
Net loss for the year
 ended September 30, 2001             --              --              --              --        (3,118,454)     (3,118,454)
                              ------------    ------------    ------------    ------------    ------------    ------------

Balance, September 30, 2001     22,193,572    $  1,775,486    $       --      $  8,984,746    $(10,797,639)   $    (37,407)
                              ------------    ------------    ------------    ------------    ------------    ------------



                         The accompanying notes are an integral part of these financial statements.


                                          eCONTENT, INC. AND SUBSIDIARIES
                                     (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                                           (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                    FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2002


                                                                          ADDITIONAL                        TOTAL
                                       COMMON STOCK         DEFERRED      PAID IN        (RETAINED      STOCKHOLDERS'
                                  SHARES         AMOUNT   COMPENSATION    CAPITAL         DEFICIT)         EQUITY

Balance, September 30, 2001      22,193,572   $  1,775,486   $  --     $  8,984,746   $(10,797,639)   $    (37,407)

Issuance of Warrants
   in Production Contract              --             --        --          235,200           --           235,200

Issuance of Shares in
   Settlement                       400,000         32,000      --           67,000           --            99,000

Issuance of Shares in
   Settlement Note                  100,000          8,000      --           12,000           --            20,000

Issuance of Shares for
   Compensation                   2,050,000        164,000      --          122,000           --           286,000

Issuance of Shares for
   Services                       1,245,000         99,600      --          374,250           --           473,850

Net loss for the year ended
   September 30, 2002                  --             --        --             --       (1,578,316)     (1,578,315)
                               ------------    -----------  ---------   -----------   -------------   -------------
Balance, September 30, 2002      25,988,572      2,079,086      --        9,795,196    (12,375,955)       (501,672)
                               ============    ===========  =========   ===========   =============   =============




                    The accompanying notes are an integral part of these financial statements.


                                   eCONTENT, INC. AND SUBSIDIARIES
                              (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         FROM
                                                                                        APRIL 1,
                                                                                          1998
                                                     FOR THE           FOR THE          (DATE OF
                                                      YEAR               YEAR           INCEPTION)
                                                      ENDED              ENDED              TO
                                                  SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                       2001              2002              2002
                                                   ------------      ------------      ------------
Cash flows from operating activities:
 Net Loss                                          $ (3,118,454)       (1,578,316)      (12,375,955)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                          27,322            30,346            97,501
  Interest expense paid with equity                        --                --              17,500
  Loan fees                                                --                --              25,000
  Stock based compensation and expenses
   paid by stock                                        992,298           985,700         7,607,335
  Equity in earnings of unconsolidated
   subsidiary                                           (58,498)             --             (96,774)
  Settlement income relating to stock                (1,393,769)             --          (1,393,769)
  Loss on termination of interest in
    unconsolidated subsidiary                         1,985,909              --           1,985,909
Changes in assets and liabilities:
 Deferred charges and other current assets               81,651           131,283           110,070
 Other liabilities                                      258,604           230,704           489,310
 Accounts payable and accrued expenses                  266,593            44,629           773,616
                                                   ------------      ------------      ------------
  Net cash used in operating activities                (958,344)         (155,654)       (2,760,257)
                                                   ------------      ------------      ------------

Cash flows from investing activities:
 Investment in intangible assets                           --                --             (90,481)
 Investment in property and equipment                   (53,880)             --             (67,378)
 Advance on production rights                              --                --            (337,500)
 Investment in MPI                                      (50,000)             --          (1,850,000)
                                                   ------------      ------------      ------------

  Net cash used in investing activities                (103,880)             --          (2,345,359)
                                                   ------------      ------------      ------------

Cash flows from financing activities:
 Net proceeds from issuance of common stock           1,086,469              --           4,413,166
 Proceeds from loans                                     45,000           146,500           590,213
 Advances from officers and stockholders                 20,000              --             400,954
 Repayment of loans                                    (250,000)             --            (298,713)
                                                   ------------      ------------      ------------

  Net cash provided by financing activities             901,469           146,500         5,105,620
                                                   ------------      ------------      ------------

Net increase (decrease)in cash and cash
 equivalents                                           (160,755)           (9,154)                4

Cash and cash equivalents, Beginning of Period          169,913             9,158              --
                                                   ------------      ------------      ------------


Cash and cash equivalents, End of Period           $      9,158      $          4      $          4
                                                   ============      ============      ============


              The accompanying notes are an integral part of these financial statements.


                         eCONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1-ORGANIZATION AND NATURE OF BUSINESS


         eContent Inc. is an integrated vertical marketing company that designs and executes business development strategies for three primary client groups; content providers, developers, and distributors. The Company is concentrating on building its revenue base with companies that operate in three core industry sectors; entertainment and media, film and movie productions, and marketing consumer goods.

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

         On February 7, 2003 eContent Inc. completed a corporate combination agreement to merge with Angelbabies LLC, a California Limited Liability Company. The terms of the agreement require eContent to receive 100% of all Angelbabies, LLC's interests. And, in exchange for the Angelbabies interest the members of the limited liability company will be issued shares of eContent common or preferred stock, totaling approximately 80% of the new combination. The number of shares to be issued is subject to an adjustment after the issuance of a fairness opinion. All terms and conditions of the agreement are subject to shareholder approval.

         On the same date eContent appointed Daniel P. Cannon, Managing Director of Angelbabies, as Chief Executive Officer. Cannon's appointment was made effective immediately.

         Presently, after the merger, the Company's focus is to identify, develop, produce, promote television programs and television specials, and ultimately distribute programming, also market products developed from programming on a project-by-project basis. The consumer products will be marketed through, direct response television, print media, retail, and as premiums.

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

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REORGANIZATION AND SUBSEQUENT RECAPITALIZATION

         In July 1997, the Company's predecessor, Gulfstar Industries, filed a petition under Chapter 11 of the Bankruptcy laws. The Company's petition was confirmed by the Bankruptcy Court on September 2, 1998 and became effective on January 4, 1999. The Plan of Reorganization and confirmation of the same included the acceptance of the agreement and merger plan between eContent Inc. (formerly Media Visions Productions, Inc.) (the Company) and Media Vision Properties, Inc., whereby holders of existing voting shares immediately before the confirmation retain less than 50% of the voting shares of the surviving entity and the post petition liabilities allowed and claims exceed the carrying value of assets. On January 4, 1999, pursuant to the plan of reorganization and plan of merger the Company
                         eCONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


changed its name to Media Vision Productions, Inc. On October 1, 1999, the Company changed its name to eContent, Inc.

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


                                             For the Year
                                                 Ended
                                             September 30,
                                                  2001
                                             -------------


Proforma Revenue                               $  1,890,203
Proforma Costs and Expenses                      (4,036,107)
Proforma Depreciation and Amortization             (560,531)
Proforma Other Income and (Expense)                (126,584)
                                               ------------

Proforma Net Loss                              $ (2,833,019)
                                               ============

Proforma Net Loss Per Share                    $       (.14)
                                               ============

Proforma Shares Outstanding                      19,921,270
                                               ============

                                              (Includes MPI
                                               information
                                                 through
                                             July 30, 2001)

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

SUPPLEMENTAL INFORMATION-STATEMENT OF CASH FLOWS

                           FOR THE YEARS ENDED
                               SEPTEMBER 30,
                            2001         2002
                          -------      -------
                         (Restated)

Interest Paid             $ 11,621      $     0
                           =======       ======
                         eCONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

                                                             FOR THE YEARS ENDED
                                                                SEPTEMBER 30,
                                                             2001         2002
                                                           --------     --------

Issuance of 100,000 shares of common stock and 1,500,000
  warrants for production rights                           $112,500     $235,200
                                                           ========     ========

Cancellation of $115,405 and $405,000 of unpaid salary and
  expenses for the issuance of 1,442,563 and 2,550,000
  shares of common stock                                   $115,405     $405,000
                                                           ========     ========

Issuance of 1,245,000 shares of common stock for service   $   --       $473,850
                                                           ========     ========

Issuance of shares of common stock for repayment of loan
   and accrued interest                                    $   --       $ 21,500
                                                           ========     ========
                         eCONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ORGANIZATIONAL COSTS

         Costs incurred by the Company and liabilities assumed in the acquisition of eContent, Inc. accounted for as a recapitalization of Media Vision Properties, Inc. have been capitalized at historical cost. Amortization is computed using the straight line method over the estimated life of 60 months.

         Amortization expense was $18,096 and $18,096 for the years ended September 30, 2001 and 2002, respectively.

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

         In July 2001, the FASB issued SFAS No. 141, "Business Combination" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 required all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that the adoption of the provisions of SFAS 142 will have on its results of operations and financial position. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 2000 (as amended by SFAS No. 137) and will not require retroactive restatement of prior-period financial statements. The Company currently does not use derivative and therefore this new pronouncement is not applicable.

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

         Effective June 30, 2002, the company issued 1,125,000 shares of its common stock values to consultants for services totaling $456,750, based upon the fair market value of the company's common stock on June 30, 2002.

         During the year ended September 30, 2002 the company issued 250,000 shares to its former President and 1,800,000 to its executive officers for compensation valued at $286,000 base upon the fair market value on the date the shares were issued.

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

         Effective June 30, 2002, the company issued 400,000 shares of its common stock, valued at $99,000, based upon the value when issued, to settle shareholder related disputes.

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


                                                       WEIGHTED         AVERAGE
                                                       NUMBER OF        EXERCISE
                                                        OPTIONS           PRICE

Granted                                                  400,000          $.625
Exercised                                                   --              --
Canceled                                                    --              --
                                                        --------          -----
Outstanding at September 30, 1999                        400,000          $.625
                                                        --------          -----
Granted                                                  500,000          $.200
Exercised                                               (500,000)         (.200)
Canceled                                                    --              --
                                                        --------          -----
Outstanding at September 30, 2000                        400,000          $.625
                                                        ========          =====
Granted                                                  250,000           .250
Exercised                                                   --              --
Canceled                                                (400,000)         (.625)
                                                        --------          -----
Outstanding at September 30, 2001                        250,000          $.250
                                                        ========          =====
Outstanding at September 30, 2002                        250,000          $.250
                                                        ========          =====

         The  per  share  weighted   average   remaining  life  of  the  options
outstanding at September 30, 2002 is 2 years.

         The Company has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value. For pro forma purposes, the weighted average fair value of options granted in 2000 and 2001 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 90% and 160%, risk-free interest rate ranging from 4.85 to 6.18 in 2000 and 6.0 in 2001 and expected option life of 3 years for 2000 and 2001, respectively. The per share weighted-average fair value of stock options granted during 2000 was $.16 and 2001 was $.215. Had compensation expense for stock options granted under the Plan been determined based on fair value at the grant dates, the Company's net loss for 2001 and 2002 would have been increased to the pro forma amounts shown below.

                                    SEPTEMBER 30,       SEPTEMBER 30,
                                         2001               2000
                                    --------------      -------------

Net loss:
  As reported                         $3,118,454         $ 1,578,316
  Pro forma                           $3,172,204         $ 1,578,316

         For the year ended September 30, 2001 the Company recorded noncash charges totaling $25,999 in 2001. Such charges are the result of the differences between the quoted market value of the Company's common stock on the date of grant and the exercise price for options issued to employees.

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


         Additionally, in connection with the private placements discussed above in September and October, 2000 and again through June 30, 2001, the Company issued 886,444 warrants for services to an investment banker at prices of $.40, $.69 and $1.50, respectively. This same investment banker received 20,000 warrants to purchase the Company"s common stock at $.20 for a period of 5 years through September, 2006 in connection with bridge loans discussed in Note 10.

         As a result of the preceding the Company has the following warrants outstanding as of September 30, 2001.

                                        Exercise
Expiration                              Quantity            Price
----------                              --------            -----

October 2004                             33,000             $ .12
October 2005                            642,103             $ .69
November 2005 to
  August 2006                         3,150,241             $1.50
August 2006                             138,426             $ .40
September 2006                           42,500             $ .20
October 2007 to
  February 2008                       1,591,000             $ .14
                                      ---------              ----
   Total                              5,607,270
                                      =========

Weighted average
  exercise price                                            $0.97
                                                             ====



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

         In July, 2001 a director lent The Company $20,000, with interest at 6% per year and is due upon completion of a private placement by the Company. During the years ended September 30, 2001 and 2002 interest expense of $1,200 and $300 respectively. This note was paid in June 2002 by the issuance of 100,000 shares of the company's common stock.

NOTE 6-LEASES

         The Company had leased certain of its office facilities and office equipment under operating leases. As a result of the plan of reorganization, no obligations for leases remained as of September 30, 1998. On January 5, 1999 the Company entered into an operating lease for the present office premises for a period of three years commencing on February 1, 1999 through January 31, 2002. This lease was canceled in May, 2001.

         The company presently leases its temporary offices on a month to month basis.

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

         On September 24, 1999 the Company entered into employment agreements with its president and two executive officers. The general terms of the agreements provide for the three officers to receive annual salaries and certain stock and option compensation. In May, 2001 these agreements were canceled and certain shares were returned to the Company.

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

CALENDAR YEAR           AMOUNT
-------------          --------

     2003              $30,000
     2004              $36,000
     2005              $43,200
     2006              $51,850
     2007              $62,200
     2008              $74,650
                         eCONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8-INCOME TAXES

         No provision has been made for corporate income taxes on the parent company due to cumulative losses incurred. The Company has available unrealized tax benefits of approximately $4,212,600 in the form of net operating loss ("NOL") carryforwards of approximately $12,390,000 for federal income tax purposes to reduce future taxable income. If not utilized, the federal NOL's expire at various dates through 2022.

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

NOTE 9-PROPERTY AND EQUIPMENT

         Property and equipment, at cost, at September 30, 2000 is as follows:

Office equipment                                               $ 89,562

Less-Accumulated depreciation                                   (32,715)
                                                               ---------
                                                               $ 56,847
                                                               =========

         Depreciation expense for the period for the year ended September 30, 2001 and 2002 was $2,300 and $12,250, respectively.

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

         In September 2002, the company issued $146,500 of bridge notes to investors, due to mature the earlier of one year from the date of note or the closing of an equitable funding of at least $2,000,000. These notes bear interest of 10% and the note holders received 116,000 warrants to purchase one share of the company's common stock at $.20.

NOTE 11-SUBSEQUENT EVENTS

         In December 2002, the company issued 800,000 shares of its common stock to two of its officers for compensation valued at $32,000, based upon the value of its common stock at the date of issuance.


         On February 7, 2003 eContent Inc. completed a corporate combination agreement to merge with Angelbabies LLC, a California Limited Liability Company. The terms of the agreement require eContent to receive 100% of all Angelbabies, LLC's interests. And, in exchange for the Angelbabies interest the members of the limited liability company will be issued shares of eContent common or preferred stock, totaling approximately 80% of the new combination. The number of shares to be issued is subject to an adjustment after the issuance of a fairness opinion. All terms and conditions of the agreement are subject to shareholder approval.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

         Our present executive officers and directors are:

NAME                        AGE            POSITION HELD

Daniel P. Cannon             41            CEO

William H. Campbell          57            Corporate Secretary and Director

Gary A. Goodell              52            Director/Vice President


Current Directors

         Daniel P. Cannon, Managing Member has been a member of the National Association of Securities Dealers wince 1989. In 1991, Mr. Cannon developed and organized the first ever Export Import Bank loan guarantees for the government of Poland for infrastructure development. Mr. Cannon envisioned and formed joint ventures in the country of Poland valued at over $900 million, between Polish and United States public companies. Mr. Cannon has syndicated tens of millions of dollars of real estate in the Los Angeles area. Mr. Cannon recently served as Senior Vice President, Private Client Group, for four years at Interfirst Capital Corporation, a Paine Webber affiliate. Cannon has produced the motion picture "Reasonable Doubt" in 2000. Recently, Mr. Cannon resigned at Interfirst Capital Corporation to form Angelbabies, LLC. Mr. Cannon was educated at the University of Maryland in Economics, 1983.

         William H. Campbell, President, Corporate Secretary and Director, was not only one of the original founders of eContent, but also of National Media, which became the largest purchaser of cable television time in the United States. He has 15 years experience in investor and corporate relations. Through the years Mr. Campbell established contacts with the financial press, radio, television and print which included television interviews with CNN, FNN and many local stations. He has also been interviewed and quoted in many major business and financial publications.

         Gary Goodell served as our Vice President-Marketing from January 4, 1999 through September, 2000. Mr. Goodell has 25 years experience in radio, TV and recording industry. Prior to joining the Company, since 1994 he was contracted with a major market television station to produce and syndicate programming to over 300 stations. He has owned and operated radio stations. In the record industry he has marketed and promoted top acts for CBS, Warner Brothers, EMI, RCA and Capital.

Former Directors
----------------

         On April 17, 2001, John Haggin resigned from the eContent Board.

         On April 17, 2001 John Sgarlat resigned as Chairman/CEO and as Director of the Board; Cornelia Eldridge was appointed President/COO.

         On May 15, 2002 Cornelia Eldridge resigned as President/CEO.

         On February 7, 2002 Daniel Cannon was appointed President/CEO.

ITEM 10. EXECUTIVE COMPENSATION.

                                                          SECURITIES
                                                          AND PROPERTY
                                          SALARIES,        INSURANCE
                                            FEES,         BENEFITS OR
                                          DIRECTOR'S       REPAYMENT
NAME OF INDIVIDUAL                          FEES,              OF
 OR NUMBER OF             CAPACITIES IN  COMMISSION         PERSONAL
PERSONS IN GROUP          WHICH SERVED   AND BONUSES        BENEFITS
--------------------      ------------   -----------       ----------

Daniel P. Cannon (1)        CEO,
                            Director,
                            President            -                 -
William H. Campbell(1)      Director       $ 118,000 (2)           0

Gary A. Goodell(1)          Director       $ 118,000 (2)           0
                                           ---------          -------
Cornelia Eldridge           Former
                            President      $ 50,000 (3)            0

                                           $286,000
                                           ========


(1)      Denotes Director.

(2) Includes $118,000 in consulting/management fees paid by the issuance of 900,000 shares of the Company's common stock.

(3) Includes $50,000 in consulting/management fees paid by the issuance of 250,000 share of the company's common stock.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

MANAGEMENT

         The following table sets forth the number of Common Shares of the Company owned by record, or to the knowledge of the Company, beneficially, by each Officer or Director of the Company and by each person owning five percent or more of the Company's outstanding shares, as of February 14, 2003, based upon 29,311,617 shares outstanding

                       AMOUNT AND NATURE OF     PERCENTAGE OF
NAME AND ADDRESS       BENEFICIAL OWNERSHIP     CLASS OWNED

Daniel P. Cannon             100,000                .34%
William Campbell           1,800,000               6.14%
Gary Goodell               1,450,484               4.95%

         All officers and directors as a group own 3,350,484 or 11.43% of the outstanding shares of the Company.


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

         In connection with the predecessor's acquisition and operation of its former operating subsidiary PTS, the Company had terminated and commenced an action against the former president of the PTS subsidiary. In turn, the former president had commenced an action for wrongful termination against the Company. These actions were settled effective September 17, 2001 for 1,833 shares of the Company's common stock and the extension of time to exercise 33,000 warrants to purchase one share each of the Company's common stock at 25% of the market value on the date of exercise through October 30, 2004.

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

         Effective June 30, 2002, the company issued 1,125,000 shares of its common stock values to consultants for services totaling $456,750, based upon the fair market value of the company's common stock on June 30, 2002.

         During the year ended September 30, 2002 the company issued 250,000 shares to its former President and 1,800,000 to its executive officers for compensation valued at $286,000 base upon the fair market value on the date the shares were issued.

         In December 2002, the company issued 800,000 shares of its common stock to two of its officers for compensation valued at $32,000, based upon the value of its common stock at the date of issuance.

         Effective June 30, 2002, the company issued 400,000 shares of its common stock, valued at $99,000, based upon the value when issued, to settle shareholder related disputes.

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

   10.2*          (a) Assignment of Rocky Mountain Music Marketing Contract

   10.3*          (b) Contract with Independence Public Media***

   10.4*          (c) Licensing Agreement Spartan Sporting Goods.

   10.5* Stock Purchase Agreement between MPI Media Productions International, Inc. and eContent, Inc.

   10.6*          Stock Warrant

   10.7*          Programming deal memo

   10.8*          General release with indemnity from Company to Marty

   10.9*          General release with indemnity from Marty to Company

   10.99          Merger Agreement with Angel Babies, LLC.

   99.1           Officer Certification

* The above items were previously filed and are hereby incorporated by reference.


ITEM 14 - CONTROL PROCEEDURES

         The Company's present Board of Directors performed an evaluation of the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Base on their evaluation, they concluded that material information concerning the Company which could affect the disclosure in the Company's quarterly and annual reports is made know to them by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then current report.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which the Board performed their evaluation.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned based upon the best information available pursuant to Section 12b-25, thereunto duly authorized.

                                        eCONTENT, INC.
                                       (formerly Media Vision Productions, Inc.)
Dated: February 14, 2003
       -----------------

                                        By: /s/ DANIEL P. CANNON
                                            ---------------------
                                            Daniel P. Cannon


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                          TITLE                                DATE


/s/ DANIEL P. CANNON          CEO                              February 14, 2003
---------------------
    Daniel P. Cannon


/s/ WILLIAM H. CAMPBELL       President, Acting Chief          February 14, 2003
-----------------------
    William H. Campbell       Financial Officer, Corporate,
                              Secretary and Director

/s/ GARY GOODELL              Director                         February 14, 2003
 ---------------
    Gary Goodell

                                                                    EXHIBIT 99.1


                                 ECONTENT, INC.


   Certification of Procedures Followed in Connection with Sarbanes-Oxley Act
                                 Certification


         The undersigned, Chief Financial Officer of eContent, Inc., a Nevada Corporation (the "Company") hereby certifies, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

         (1) I  reviewed  in detail  the  Annual  Report on Form  10-KSB for the
period  ending   September  30,  2002,   (the   "Report")   shortly  before  the
certification was provided.

         (2) I discussed the substance of the Report with each of the Company's outside auditors and acting controller. These discussions took place at various times and covered principally the financial statement portions of the reports (including the notes which are an integral part of the financial statements) and related financial disclosures. These discussions included my verifying that the financial statements included in the report are accurate and complete, and are properly prepared and consolidated. I confirmed that each of the outside auditors and acting controller were satisfied that the notes to the financial statements read clearly and that the notes fairly explain the company's significant accounting principles and significant estimates, as well as disclose all material contingencies and "off balance sheet" transactions and commitments known to them. In addition, my discussions with outside auditors included a discussion of any material issues that came up in their review of the financial statements and the resolution of those issues. I also verified with the outside auditors and acting controller that internal controls are in place and operating to warrant reliance upon the financial and business information provided to me by management.

         (3) I confirmed that the consolidated financial statements included in the Report are accurate and complete in all material respects, reflect all transactions of the Company during and for the statement period following accounting principles consistent with those applied in prior periods, and that all period end adjustments have been made in a manner consistent with the accounting principles in prior periods (other than usual and customary year end adjustments in the case of interim statements).

         (4) I informed the heads of the Company's primary business units and divisions, as well as any officers of those business units or divisions who have the primary financial reporting responsibility, that I would be providing a certification regarding the accuracy of the Report and confirmed orally and in writing with each such head and financial officer that insofar as they knew, the Report did not include any untrue statement of a material fact or omit to state a material fact.

         (5) As a result of the foregoing procedures, I concluded that, to the best of my knowledge, I was able to provide the certification without exception.

         In witness whereof, I have executed this certification as of the 14th day of February, 2003.


/s/ William Campbell
-----------------------
Name: William Campbell
Chief Financial Officer