Form 10QSB
period 2002-12-31
ECONTENT INC
filed 2003-02-19
CIK 820789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                   FORM 1O-QSB

(MARK ONE)


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

                     FOR THE QUARTER ENDED DECEMBER 31, 2002

                          COMMISSION FILE NO. 133-16736

                              ---------------------

                                 ECONTENT, INC.
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)

             (Exact name of registrant as specified in its charter)


          DELAWARE                                            23-2442288
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

2760 Appaloosa Trail, Wellington Florida                         33314
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

     The number of shares outstanding of each of the registrant's classes of common stock as of February 18, 2003 is 29,311,697 shares all of one class of $.08 par value common stock and no shares of convertible preferred stock with a $10.00 par value.

                         ECONTENT, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)

                                      INDEX


                                                                            PAGE
PART I  FINANCIAL INFORMATION

        Consolidated Balance Sheet--December 31, 2002........................1

        Consolidated Statements of Operations-Three Months
          Ended December 31, 2002............................................2

        Consolidated Statement of Cash Flows-Three Months
          Ended December 31, 2002............................................3

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

Item 4. Submission of Matters to a Vote of Security Holders.................12

Item 5. Other Information...................................................12

Item 6. Exhibits on Reports on Form 8-K.....................................12

        Signature Page......................................................13

                         ECONTENT, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002
                                   (UNAUDITED)


                                     ASSETS

Current Assets:
  Cash and equivalents                                             $         10
  Due from prior investee                                                20,000
  Deferred costs                                                         92,188
                                                                   ------------

    Total Current Assets                                                112,197
                                                                   ------------

Deferred production costs                                               215,529

Property and equipment, net of accumulated
  depreciation of $41,890                                                47,672

Other Assets:
  Due from prior investee                                                80,000
  Intangible assets, net of accumulated amortization
    of $72,385                                                           18,096
                                                                   ------------

    Total Other Assets                                                   98,096
                                                                   ------------

    Total Assets                                                        473,494
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                 331,031
  Due to stockholder                                                     15,000
  Other current liabilities                                             295,458
                                                                   ------------
    Total Current Liabilities                                           641,489
                                                                   ------------

Other Liabilities                                                       192,750
                                                                   ------------

Bridge loans expected to convert                                        204,006
                                                                   ------------

Stockholders' Equity:
  Common stock, par value $.08 per share; authorized
    50,000,000 shares, 29,311,697 issued and outstanding              2,154,286
  Convertible preferred stock, authorized 1,000,000 shares,
    par value $10.00; no shares issued and outstanding                     --
  Additional paid in capital                                          9,761,197
  Deficit accumulated during development stage                      (12,480,234)
                                                                   ------------

    Total Stockholders' (Deficit)                                      (564,751)
                                                                   ------------

    Total Liabilities and Stockholders' Equity                     $   (473,494)
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



                                ECONTENT, INC. AND SUBSIDIARIES
                                  A DEVELOPMENT STAGE COMPANY
                           (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                                    STATEMENT OF OPERATIONS
                                          (UNAUDITED)

                                                                                FROM APRIL 1,
                                                                                   1998
                                                                                 (DATE OF
                                                          FOR THE               INCEPTION)
                                                    THREE MONTHS ENDED              TO
                                                         DECEMBER 31,          December 31,
                                                   2001            2002            2002
                                               ------------    ------------    ------------
                                                  (Restated)
Gross Earnings                                 $       --      $       --      $       --
                                               ------------    ------------    ------------

Costs and Expenses:
  Development, production and distribution          119,560          23,880       2,281,286
  General and administrative                        172,676          32,200       5,454,427
  Depreciation and amortization                       7,599          13,699         111,200
  Stock based compensation and stock grants            --            32,000       3,902,249
                                               ------------    ------------    ------------

      Total Costs and Expenses                      299,835         101,779      11,749,162
                                               ------------    ------------    ------------

  Loss from operations before other expenses
    and provisions for income taxes                (299,835)       (101,779)    (11,749,162)
                                               ------------    ------------    ------------

Other Income (Expense):
  Interest income                                      --                 0           1,666
  Settlement income (expense)                          --                 0       1,235,109
  Interest expense                                   (5,343)         (2,500)        (78,719)
  Equity in earnings of unconsolidated
    subsidiary                                         --                 0          96,774
  Loss from termination of interest in
    unconsolidated subsidiary                          --                 0      (1,985,901)
                                               ------------    ------------    ------------
      Total Other Income (Expense)                   (5,343)         (2,500)       (731,071)
                                               ------------    ------------    ------------

  Loss before income taxes                         (305,178)       (104,279)    (12,480,233)
  Provision for income taxes                           --              --              --
                                               ------------    ------------    ------------

      Net loss                                 $   (305,178)   $   (104,279)   $(12,480,233)
                                               ============    ============    ============

Loss per common share, basic and diluted       $      (.01)    $     (0.004)
                                               ============    ============

Weighted average common shares outstanding,
  basic and diluted                             22,193,572       29,311,697
                                               ============    ============






See notes to the consolidated financial statements.


                                    eCONTENT, INC. AND SUBSIDIARIES
                               (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                                     (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                          FROM
                                                                                         APRIL 1,
                                                                                          1998
                                                          FOR THE         FOR THE       (DATE OF
                                                        THREE MONTHS    THREE MONTHS    INCEPTION)
                                                           ENDED           ENDED            TO
                                                         DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                            2001            2002           2002
                                                        ------------    ------------    ------------
                                                           (Restated)
Cash flows from operating activities:
  Net Loss                                              $   (305,178)   $   (104,279)   $(12,480,234)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                              7,599          13,699         111,200
    Interest expense paid with equity                           --              --            17,500
    Loan fees                                                   --              --            25,000
    Stock based compensation and expenses
      paid by stock                                          119,560          41,200       7,648,535
    Equity in earnings of unconsolidated subsidiary             --              --           (96,774)
    Settlement income relating to stock                         --              --        (1,393,769)
    Loss on termination of interest in unconsolidated
      subsidiary                                                --              --         1,985,909
Changes in assets and liabilities:
  Deferred charges and other current assets                     --             5,886         115,956
  Other liabilities                                           67,000          20,500         509,810
  Accounts payable and accrued expenses                       64,949          13,000         786,616
                                                        ------------    ------------    ------------

    Net cash used in operating activities                    (46,070)         (9,994)     (2,770,251)
                                                        ------------    ------------    ------------

Cash flows from investing activities:
  Investment in intangible assets                               --              --           (90,481)
  Investment in property and equipment                          --              --           (67,378)
  Advance on production rights                                  --              --          (337,500)
  Investment in MPI                                             --              --        (1,850,000)
                                                        ------------    ------------    ------------
    Net cash used in investing activities                       --              --        (2,345,359)
                                                        ------------    ------------    ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                    --              --         4,413,166
  Proceeds from loans                                         39,000          10,000        (600,213)
  Advances from officers and stockholders                       --              --           400,954
  Repayment of loans                                            --              --          (298,713)
                                                        ------------    ------------    ------------

    Net cash provided by financing activities                 39,000          10,000       5,115,620
                                                        ------------    ------------    ------------

Net increase (decrease)in cash and cash equivalents           (7,070)              6            --

Cash and cash equivalents, Beginning of Period                 9,158               4            --
                                                        ------------    ------------    ------------

Cash and cash equivalents, End of Period                $      2,088    $         10    $         10
                                                        ============    ============    ============








See notes to the consolidated financial statements.

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                DECEMBER 31, 2002
                                   (UNAUDITED)

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

BASIS OF PRESENTATION:

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form l0-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2002 re not necessarily indicative of the results that may be expected for the year ended September 30, 2003.

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

         For  further  information,   refer  to  the  financial  statements  and
footnotes thereto included in the Registrant Company's annual report on form 10-KSB for the year ended September 30, 2002.

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                DECEMBER 31, 2002
                                   (UNAUDITED)


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

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                DECEMBER 31, 2002
                                   (UNAUDITED)

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

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                DECEMBER 31, 2002
                                   (UNAUDITED)

B.       INTANGIBLE ASSETS

         Intangible assets consist of Reorganization Costs capitalized in connection with the acquisition of Media Vision Productions, Inc. pursuant to APB 16. Amortization is computed using the straight-line method over the estimated useful life of the asset, estimated to be years.

         Amortization expense was $3,909 and $3,909 for the three month ended December 31, 2001 and 2002, respectively.

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

         In December, 2001, the Company entered into a five year preliminary program production agreement with MPI. Significant terms of the deal memo include the following:

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

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                DECEMBER 31, 2002
                                   (UNAUDITED)


D.       INCOME TAXES

         No provision has been made for corporate income taxes on the parent company due to cumulative losses incurred. The Company has available unrealized tax benefits of approximately $4,253,400 in the form of net operating loss ("NOL") carryforwards of approximately $12,510,000 for federal income tax purposes to reduce future taxable income. If not utilized, the federal NOL's expire at various dates through 2022.

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

         In December 2001 the company executed the preliminary program production agreement with MPI discussed in Note C., the Company provided a grant of warrants to Robert Marty, the president of MPI, with 4 year vesting to purchase up to 1,400,000 shares of the Company's common stock at approximately $.13 per share (valued at $235,200). The fair value of the warrants on the date of the grant was based upon the Black-Scholes stock option pricing model using the following weighted average assumptions: annual expected rate of return of 0%, annual volatility of 163.7%, risk free interest rate of 5.5% and expected option life of 3 years. The Company recorded $117,600 as expense and $117,600 as deferred production costs.

         During the quarter ended December 31, 2002, the company issued 800,000 shares of its common stock for its two officers as compensation, valued at $32,000. Additionally during the period, the company issued 140,000 shares for consulting services valued at $9,200.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 VS. THREE MONTHS ENDED DECEMBER 31, 2002

         The Company has not yet recorded any revenue. The Company recorded a net loss of $305,178 for the three months ended December 31, 2001 as compared to a loss of $104,279 for the three months ended December 31, 2002. This represents a loss per common share of $.01 for the period ended December 31, 2001 as compared to a loss per common share of $.004 for the period ended December 31, 2002.

         Production expenses were $119,560 for the three months ended December 31, 2001 compared to $23,880 for the three months ended December 31, 2002. This reduction is attributable to reduced projects under development during the period.

         General and administrative expenses were reduced to $32,200 during the period ending December 31, 2002 from $172,676 during the period ending December 31, 2001. The decrease in these costs primarily relate to the reduction of full time employees and a reduction in marketing costs related to the co-production of syndicated programming.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital deficit at December 31, 2002 was $529,292. Since the reorganization, the Company has funded its operations from the issuance of common stock and loans.

         The Company has incurred operating losses totaling $12,480,234 from inception April 1, 1998 through December 31, 2002. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its development of programs, and (3) successfully implement its plans to market the products of co-venturers through the television and other media for a share of the revenue from the exploitation of each program.

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

ITEM 3. CONTROLS ANDPROCEDURES

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


ITEM 2. CHANGES IN SECURITIES.

         940,000 shares of the companys common stock were issued to officers and consultants for services performed during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         NONE

ITEM 5. OTHER INFORMATION.

         NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        Exhibit 99.1 & 99.2    Officer Certifications

                                   SIGNATURES

         In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        eCONTENT, INC.
                                       (formerly Media Vision Productions, Inc.)
Dated: February 18, 2003
       -----------------

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

NAME                          TITLE                                DATE


/s/ DANIEL P. CANNON          CEO                              February 18, 2003
---------------------
    Daniel P. Cannon


/s/ WILLIAM H. CAMPBELL       President, Acting Chief          February 18, 2003
-----------------------
    William H. Campbell       Financial Officer, Corporate,
                              Secretary and Director

/s/ GARY GOODELL              Director                         February 18, 2003
 ---------------
    Gary Goodell

                                                                    EXHIBIT 99.1


                                 ECONTENT, INC.


   Certification of Procedures Followed in Connection with Sarbanes-Oxley Act
                                 Certification


         The undersigned, CEO of eContent, Inc., a Nevada Corporation (the "Company") hereby certifies, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

         (1) I reviewed in detail the Quarterly Report on Form 10-QSB for the period ending December 31, 2002, (the "Report") shortly before the certification was provided.

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

         In witness whereof, I have executed this certification as of the 18th day of February, 2003.


/s/ Daniel P. Cannon
-----------------------
Name: Daniel P. Cannon
CEO

                                                                    EXHIBIT 99.2


                                 ECONTENT, INC.


   Certification of Procedures Followed in Connection with Sarbanes-Oxley Act
                                 Certification


         The undersigned, Chief Financial Officer of eContent, Inc., a Nevada Corporation (the "Company") hereby certifies, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

         (1) I reviewed in detail the Quarterly Report on Form 10-QSB for the period ending December 31, 2002, (the "Report") shortly before the certification was provided.

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

         In witness whereof, I have executed this certification as of the 18th day of February, 2003.


/s/ William H. Campbell
-------------------------
Name: William H. Campbell
Chief Financial Officer