Form 10KSB/A
period 2002-12-31
ECONTENT INC
filed 2003-02-19
CIK 820789

FORM 10-KSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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

                                              SCHUHALTER, COUGHLIN & SUOZZO, LLC



Raritan, New Jersey

February 14, 2003
                         eCONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002

      ASSETS

Current Assets
  Cash and equivalents                                             $          4
  Due from prior investee                                                20,000
  Deferred costs                                                         92,188
                                                                   ------------
      Total Current Assets                                              112,191
                                                                   ------------
Deferred production costs                                               221,409
                                                                   ------------
Property and equipment, net accumulated
    depreciation of $32,715                                              56,847
                                                                   ------------

Other Assets
  Due from prior investee                                                80,000
  Intangible assets, net of accumulated
    amortization of $67,861                                              22,620
                                                                   ------------

      Total Other Assets                                                102,620
                                                                   ------------
      Total Assets                                                      493,067
                                                                   ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable and accrued expenses                                 326,031
  Due to stockholder                                                     15,000
  Other current liabilities                                             287,458
                                                                   ------------
      Total Current Liabilities                                         628,489
                                                                   ------------
Other Liabilities                                                       174,750
                                                                   ------------
Bridge loans, expected to converted to equity                           191,500
                                                                   ------------
Commitments and Contingencies (Note 7)

Stockholders' Equity
  Common stock, par value $.08 per share; authorized
    50,000,000 shares, 25,988,572 issued and outstanding              2,079,086
  Convertible preferred stock, authorized 1,000,000 shares,
    par value $10.00; no shares issued and outstanding                     --
  Additional paid in capital                                          9,795,197
  Deficit accumulated during development stage                      (12,375,955)
                                                                   ------------
      Total Stockholders' Equity (Deficit)                             (501,672)
                                                                   ------------

      Total Liabilities and Stockholders' Equity Deficit           $    493,067
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


                                                                          ADDITIONAL                        TOTAL
                                       COMMON STOCK         DEFERRED      PAID IN        (RETAINED      STOCKHOLDERS'
                                  SHARES         AMOUNT   COMPENSATION    CAPITAL         DEFICIT)         EQUITY

Balance, September 30, 2001      22,193,572   $  1,775,486   $  --     $  8,984,746   $(10,797,639)   $    (37,407)

Issuance of Warrants
   in Production Contract              --             --        --          235,200           --           235,200

Issuance of Shares in
   Settlement                       400,000         32,000      --           67,000           --            99,000

Issuance of Shares in
   Settlement Note                  100,000          8,000      --           12,000           --            20,000

Issuance of Shares for
   Compensation                   2,050,000        164,000      --          122,000           --           286,000

Issuance of Shares for
   Services                       1,245,000         99,600      --          374,250           --           473,850

Net loss for the year ended
   September 30, 2002                  --             --        --             --       (1,578,316)     (1,578,315)
                               ------------    -----------  ---------   -----------   -------------   -------------

Balance, September 30, 2002      25,988,572    $ 2,079,086  $   --      $ 9,795,196   $(12,375,955)   $   (501,672)
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
                                                               ---------
                                                               $ 56,847
                                                               =========


         Depreciation expense for the period for the year ended September 30, 2001 and 2002 was $12,300 and $12,250, respectively.


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

   99.1           Officers Certifications

* The above items were previously filed and are hereby incorporated by reference.


ITEM 14 - CONTROL PROCEDURES

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

                                        eCONTENT, INC.
                                       (formerly Media Vision Productions, Inc.)
Dated: February 19, 2003
       -----------------

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

NAME                          TITLE                                DATE


/s/ DANIEL P. CANNON          CEO                              February 19, 2003
---------------------
    Daniel P. Cannon


/s/ WILLIAM H. CAMPBELL       President, Acting Chief          February 19, 2003
-----------------------
    William H. Campbell       Financial Officer, Corporate,
                              Secretary and Director

/s/ GARY GOODELL              Director                         February 19, 2003
 ---------------
    Gary Goodell

                                                                    EXHIBIT 99.1


                                 ECONTENT, INC.


   Certification of Procedures Followed in Connection with Sarbanes-Oxley Act
                                 Certification


     The undersigned, Chief Executive Officer of eContent, Inc., a Nevada Corporation (the "Company") hereby certifies, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

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


         In witness whereof, I have executed this certification as of the 19th day of February, 2003.



/s/ Daniel P. Cannon
-----------------------
Name: Daniel P. Cannon
Chief Executive Officer

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


         In witness whereof, I have executed this certification as of the 19th day of February, 2003.



/s/ William Campbell
-----------------------
Name: William Campbell
Chief Financial Officer