Form 10QSB
period 2003-03-31
ECONTENT INC
filed 2003-05-21
CIK 820789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 1O-QSB
                         ______________________________

(MARK ONE)


         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      FOR THE QUARTER ENDED MARCH 31, 2003

                          COMMISSION FILE NO. 133-16736


                         ______________________________

                                 ECONTENT, INC.
                                 --------------
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
             (Exact name of registrant as specified in its charter)


          DELAWARE                                          23-2442288
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

2760 Appaloosa Trail, Wellington, FL                             33401
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

         The number of shares outstanding of each of the registrant's classes of common stock as of May 8, 2003 is 41,061,697 shares all of one class of $.08 par value common stock and no shares of convertible preferred stock with a $10.00 par value.

                         ECONTENT, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)

                                      INDEX

                                                                     PAGE
PART I   FINANCIAL INFORMATION

         Consolidated Balance Sheet-March 31, 2003......................1

         Consolidated Statements of Operations-Three Months
           Ended March 31, 2003.........................................2

         Consolidated Statements of Operations-Six Months
           Ended March 31, 2003.........................................3

         Consolidated Statement of Cash Flows-Six Months
           Ended March 31, 2003.........................................4

         Notes to the Consolidated Financial Statements.................5

         Management's Discussion and Analysis of Financial
           Conditions and Results of Operations........................10

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................13

Item 2.  Changes in Securities.........................................13

Item 3.  Defaults Upon Senior Securities...............................13

Item 4.  Submission of Matters to a Vote of Security Holders...........13

Item 5.  Other Information.............................................13

Item 6.  Exhibits on Reports on Form 8-K...............................13

         Signature Page................................................15

                         ECONTENT, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)

                                     ASSETS
Current Assets:
  Cash and equivalents                                             $         50
  Due from prior investee                                                20,000
  Deferred costs                                                         92,188
                                                                   ------------

    Total Current Assets                                                112,238
                                                                   ------------

Deferred production costs                                               209,647

Property and equipment, net of accumulated
  depreciation of $44,965                                                44,597

Other Assets:
  Due from prior investee                                                80,000
  Intangible assets, net of accumulated amortization
    of $76,909                                                           13,572
                                                                   ------------

    Total Other Assets                                                   93,572
                                                                   ------------

    Total Assets                                                        460,054
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                 295,031
  Due to stockholder                                                     15,000
  Other current liabilities                                             295,458
                                                                   ------------

    Total Current Liabilities                                           605,489
                                                                   ------------

Other Liabilities                                                       186,750
                                                                   ------------

Bridge loans expected to convert                                        258,006
                                                                   ------------

Stockholders' Equity:
  Common stock, par value $.08 per share; authorized
    50,000,000 shares, 41,061,697 issued and outstanding
  Convertible preferred stock, authorized 1,000,000 shares,
    par value $10.00; no shares issued and outstanding                3,094,286
  Additional paid in capital                                          9,056,196
  Deficit accumulated during development stage                      (12,740,673)
                                                                   ------------

    Total Stockholders' Equity (Deficit)                               (590,191)
                                                                   ------------

    Total Liabilities and Stockholders' Equity                     $    460,054
                                                                   ============



               See notes to the consolidated financial statements.
                                                                               3




                               ECONTENT, INC. AND SUBSIDIARIES
                                 A DEVELOPMENT STAGE COMPANY
                          (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                                   STATEMENT OF OPERATIONS
                                         (UNAUDITED)

                                                                             FROM APRIL 1,
                                                                                 1998
                                                                               (DATE OF
                                                         FOR THE               INCEPTION)
                                                    THREE MONTHS ENDED            TO
                                                         MARCH 31,              MARCH 31,
                                                   2002            2003            2003
                                               ------------    ------------    ------------
Gross Earnings                                 $       --      $       --      $       --
                                               ------------    ------------    ------------

Costs and Expenses:
  Development, production and distribution            5,880          23,880       2,305,166
  General and administrative                        173,345         164,960       5,619,387
  Depreciation and amortization                       7,549           7,599         118,799
  Stock based compensation and stock grants            --            60,000       3,962,249
                                               ------------    ------------    ------------

      Total Costs and Expenses                      186,774         256,439      12,005,601
                                               ------------    ------------    ------------

  Loss from operations before other expenses
    and provisions for income taxes                (186,774)       (256,439)    (12,005,601)
                                               ------------    ------------    ------------

Other Income (Expense):
  Interest income                                      --              --             1,666
  Settlement income (expense)                          --              --         1,235,109
  Interest expense (net)                             (2,800)         (4,000)        (82,719)
  Equity in earnings of unconsolidated
    subsidiary                                         --              --            96,774
  Loss from termination of interest in
    unconsolidated subsidiary                          --              --        (1,985,901)
                                               ------------    ------------    ------------


      Total Other Income (Expense)                   (2,800)         (4,000)       (735,071)
                                               ------------    ------------    ------------


  Loss before income taxes                         (189,574)       (260,439)    (12,740,672)
  Provision for income taxes                           --              --              --
                                               ------------    ------------    ------------

      Net loss                                 $   (189,574)   $   (260,439)   $(12,740,672)
                                               ============    ============    ============


Loss per common share, basic and diluted       $       (.01)   $      (.007)
                                               ============    ============

Weighted average common shares outstanding,
  basic and diluted                              22,210,056      35,914,128
                                               ============    ============








               See notes to the consolidated financial statements.
                                                                                           4




                               ECONTENT, INC. AND SUBSIDIARIES
                                 A DEVELOPMENT STAGE COMPANY
                          (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                                   STATEMENT OF OPERATIONS
                                         (UNAUDITED)

                                                                              FROM APRIL 1,
                                                                                 1998
                                                                               (DATE OF
                                                         FOR THE               INCEPTION)
                                                     SIX MONTHS ENDED              TO
                                                         MARCH 31,              MARCH 31,
                                                   2002            2003            2003
                                               ------------    ------------    ------------

Gross Earnings                                 $       --      $       --      $       --
                                               ------------    ------------    ------------

Costs and Expenses:
  Development, production and distribution          125,440          47,760       2,305,166
  General and administrative                        346,021         197,160       5,619,387
  Depreciation and amortization                      15,148          21,298         118,799
  Stock based compensation and stock grants            --            92,000       3,962,249
                                               ------------    ------------    ------------


      Total Costs and Expenses                      486,609         358,218      12,005,601
                                               ------------    ------------    ------------

  Loss from operations before other expenses
    and provisions for income taxes                (486,609)       (358,218)    (12,005,601)
                                               ------------    ------------    ------------

Other Income (Expense):
  Interest income                                      --              --             1,666
  Settlement income (expense)                          --              --         1,235,109
  Interest expense                                   (8,143)         (6,500)        (82,719)
  Equity in earnings of unconsolidated
    subsidiary                                         --              --            96,774
  Loss from termination of interest in
    unconsolidated subsidiary                          --              --        (1,985,901)
                                               ------------    ------------    ------------


      Total Other Income (Expense)                   (8,143)         (6,500)       (735,071)
                                               ------------    ------------    ------------


  Loss before income taxes                         (494,752)       (364,718)    (12,740,672)
  Provision for income taxes                           --              --              --
                                               ------------    ------------    ------------


      Net loss                                 $   (494,752)   $   (364,718)   $(12,740,672)
                                               ============    ============    ============


Loss per common share, basic and diluted       $       (.02)   $      (.012)
                                               ============    ============


Weighted average common shares outstanding,
  basic and diluted                              22,201,791      31,062,913
                                               ============    ============

                                                                                           5

               See notes to the consolidated financial statements.



                                              eCONTENT, INC. AND SUBSIDIARIES
                                         (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                                               (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                   FROM
                                                                                                                  APRIL 1,
                                                                                                                    1998
                                                                                 FOR THE          FOR THE         (DATE OF
                                                                                SIX MONTHS       SIX MONTHS      INCEPTION)
                                                                                   ENDED            ENDED            TO
                                                                                  MARCH 31,        MARCH 31,       MARCH 31,
                                                                                    2002             2003            2003
                                                                                ------------    ------------    ------------
Cash flows from operating activities:                                           $   (494,752)   $   (364,718)   $(12,740,673)
                                                                                ------------    ------------    ------------
  Net Loss
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     15,148          21,298         118,799
    Interest expense paid with equity                                                   --              --            17,500
    Loan fees                                                                           --              --            25,000
    Stock based compensation and expenses
      paid by stock                                                                  128,690         276,200       7,883,535
    Equity in earnings of unconsolidated subsidiary                                     --              --           (96,774)
    Settlement income relating to stock                                                 --              --        (1,393,769)
    Loss on termination of interest in unconsolidated
      subsidiary                                                                        --              --         1,985,909
Changes in assets and liabilities:
  Deferred charges and other current assets                                           (6,100)         11,766         121,836
  Other liabilities                                                                  183,126          18,500         507,810
  Accounts payable and accrued expenses                                               66,388         (23,000)        750,616
                                                                                ------------    ------------    ------------

    Net cash used in operating activities                                           (107,500)        (59,954)     (2,820,211)
                                                                                ------------    ------------    ------------

Cash flows from investing activities:
  Investment in intangible assets                                                       --              --           (90,481)
  Investment in property and equipment                                                  --              --           (67,378)
  Advance on production rights                                                          --              --          (337,500)
  Investment in MPI                                                                     --              --        (1,850,000)
                                                                                ------------    ------------    ------------

    Net cash used in investing activities                                               --              --        (2,345,359)
                                                                                ------------    ------------    ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                            --              --         4,413,166
  Proceeds from loans                                                                139,000          60,000         650,213
  Advances from officers and stockholders                                               --              --           400,954
  Repayment of loans                                                                    --              --          (298,713)
                                                                                ------------    ------------    ------------

    Net cash provided by financing activities                                        139,000          60,000       5,165,620
                                                                                ------------    ------------    ------------

Net increase (decrease)in cash and cash equivalents                                   31,500              46              50

Cash and cash equivalents, Beginning of Period                                         9,158               4            --
                                                                                ------------    ------------    ------------

Cash and cash equivalents, End of Period                                        $     40,658    $         50    $         50
                                                                                ============    ============    ============



                                                                                                                            6

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                 MARCH 31, 2003
                                   (UNAUDITED)


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

BASIS OF PRESENTATION:

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form l0-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003.

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

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

PRINCIPLES OF CONSOLIDATION:

         The accompanying consolidated balance sheet as of March 31, 2003 includes the accounts of the Company and its wholly owned subsidiary, Media Vision Properties Inc., which commenced operations on April 1, 1998 and National Licensing Corporation, which commenced operations on September 5, 2000. The consolidated statements of operations include the results of operations of the Company and Media Vision Properties, Inc. for all periods presented and National Licensing Corporation effective September 5, 2000.

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

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

         Amortization expense was $3,909 and $3,909 for the six month ended March 31, 2002 and 2003, respectively.



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

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

         From time to time, the Company may be involved in various legal proceedings and other matters arising in the normal course of business.

         In December, 2001 the Company the Company entered into a five year preliminary program production agreement with MPI. Significant terms of the deal memo include the following:

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

         On February 7, 2003 eContent Inc. completed a corporate combination agreement to merge with Anglebabies LLC, a California Limited Liability Company. The terms of the agreement require eContent to receive 100% of all Anglebabies, LLC's interests. And, in exchange for the Anglebabies interest the members of the limited liability company will be issued shares of eContent common or preferred stock, totaling approximately 80% of the new combination. The number of shares to be issued is subject to an adjustment after the issuance of a fairness opinion. All terms and conditions of the agreement are subject to shareholder approval.

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                 MARCH 31, 2003
                                   (UNAUDITED)

D.       INCOME TAXES

         No provision has been made for corporate income taxes on the parent company due to cumulative losses incurred. The Company has available unrealized tax benefits of approximately $4,331,600 in the form of net operating loss ("NOL") carryforwards of approximately $12,740,000 for federal income tax purposes to reduce future taxable income. If not utilized, the federal NOL's expire at various dates through 2022.

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

E.       EQUITY TRANSACTIONS

                  During the six months ended March 31, 2002, the Company issued 16,000 warrants to purchase one share each of the company's common stock at an exercise price of $.15, for a period of five years.

         During the six months ended March 31, 2003, in connection with the execution of the preliminary program production agreement with MPI discussed in Note C., the Company provided a grant of warrants to Robert Marty, the president of MPI, with 4 year vesting to purchase up to 1,400,000 shares of the Company's common stock at approximately $.13 per share (valued at $235,200). The fair value of the warrants on the date of the grant was based upon the Black-Scholes stock option pricing model using the following weighted average assumptions: annual expected rate of return of 0%, annual volatility of 163.7%, risk free interest rate of 5.5% and expected option life of 3 years. The Company recorded $117,600 as expense and $117,600 as deferred production costs.

         During the quarter ended December 31, 2002, the company issued 800,000 shares of its common stock for its two officers as compensation, valued at $32,000 and issued 140,000 shares for consulting services valued at $9,200.

         During the quarter ended March 31, 2003, the company issued 6,000,000 shares of its common stock for two of its officers as compensation, valued at $120,000. Additionally the company issued 1,200,000 shares for legal services valued at $24,000, 2,600,000 shares for consulting services valued at $52,000, 750,000 shares as reparations to an individual investor valued at $15,000 and 1,200,000 shares, valued at $24,000, in a settlement offer for outstanding fees related to licensing agreement executed in 1999.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 VS. THREE MONTHS ENDED MARCH 31, 2002

         The Company has not yet recorded any revenue. The Company recorded a net loss of $260,439 for the three months ended March 31, 2003 as compared to a loss of $189,574 for the three months ended March 31, 2002. This represents a loss per common share of $.007 for the period ended March 31, 2003 as compared to a loss per common share of $.01 for the period ended March 31, 2002.

         Production expenses were $ 23,880 for the three months ended March 31, 2003 compared to $5,880 for the three months ended March 31, 2002. This increase is attributable to the expense related to licencing and production agreements in place with MPI and Spartan.

         General and administrative expenses were increased to $224,960 during the period ending March 31, 2003 from $173,345 during the period ending March 31, 2002. The increase in these costs can be attributed to non-cash consulting and legal expenses related to the merger and increased marketing activities on new programing projects initiated during the period.

SIX MONTHS ENDED MARCH 31, 2003 VS. THREE MONTHS ENDED MARCH 31, 2002

         The Company has not yet recorded any revenue. The Company recorded a net loss of $364,718 for the six months ended March 31, 2003 as compared to a loss of $494,752 for the six months ended March 31, 2002. This represents a loss per common share of $.012 for the six months ended March 31, 2003 as compared to a loss per common share of $.02 for the same period ended March 31, 2002.

         Production expenses were $47,760 for the six months ended March 31, 2003 compared to $125,440 for the six months ended March 31, 2002. This reduction is attributable to reduced projects under development during the period.

         General and administrative expenses were reduced to $289,160 during the period ending March 31, 2003 from $346,021 during the period ending March 31, 2002. The decrease in these costs primarily relate to the reduction of full time employees and a reduction in marketing costs related to the co-production of syndicated programming.

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital deficit at March 31, 2003 was $493,251. Since the reorganization, the Company has funded its operations from the issuance of common stock and loans.

         The Company has incurred operating losses totaling $12,740,673 from inception April 1, 1998 through March 31, 2003. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its development of programs, and (3) successfully implement its plans to market the products of co-venturers through the television and other media for a share of the revenue from the exploitation of each program.


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

         In conjunction with the merger with Angel Babies, LLC, the company commenced negotiations with two financial institutions to raise between $2,000,000 and $3,000,000 in private placement transactions. The company expects to complete the negotiations in the near future and expects to receive the bulk of the proceeds during the 2nd and 3rd quarter of 2003

INFLATION


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


ITEM 3. CONTROLS AND PROCEDURES

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


ITEM 2.           CHANGES IN SECURITIES.

         11,750,000 shares of the company's common stock were issued to officers and consultants for services performed during the quarter, and, to a shareholder for reparation on of shares issued in a August 2002 Private Placement transaction.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

         NONE



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         NONE

ITEM 5.           OTHER INFORMATION.

         NONE

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibit 99.1 and 99.2 - Officer Certifications

                                   SIGNATURES

         In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                eContent Inc.
                               (Formerly Media Vision Productions, Inc.)


Dated: May 20, 2003

                                By: /s/ DANIEL P. CANNON
                                    --------------------
                                    Daniel P. Cannon

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


NAME                                   TITLE                    DATE


By: /s/ DANIEL P. CANNON               CEO, Director           May 20, 2003
-----------------------------
        Daniel P. Cannon


By:/s/ WILLIAM H. CAMPBELL             Acting Chief Financial  May 20, 2003
-----------------------------          Officer, Corporate
                                       Secretary, Director
       William H. Campbell


By:  /s/ GARY GOODELL                  Director                May 20, 2003
-----------------------------
         Gary Goodell