Form 10QSB
period 2003-06-30
ECONTENT INC
filed 2003-08-18
CIK 820789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 1O-QSB



(MARK ONE)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       FOR THE QUARTER ENDED JUNE 30, 2003

                          COMMISSION FILE NO. 133-16736



                                 ECONTENT, INC.

                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
             (Exact name of registrant as specified in its charter)


          DELAWARE                                           23-2442288
------------------------------                           --------------------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

2760 Appaloosa Trail, Wellington, FL                             33401
---------------------------------------                        ---------
(Address of principal executive offices)                       (Zip Code)


                                 (561) 719-9841
                                 --------------
                           (Issuer's telephone number)

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

         The number of shares outstanding of each of the registrant's classes of common stock as of August 1, 2003, is 44,888,572 shares all of one class of $.08 par value common stock and no shares of convertible preferred stock with a $10.00 par value.

                         eCONTENT, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY


                                                       INDEX

                                                                          PAGE
PART I      FINANCIAL INFORMATION

            Unaudited Consolidated Balance Sheet-June 30, 2003...............2

            Unaudited Consolidated Statements of Operations-Three Months
              Ended June 30, 2003............................................3

            Unaudited Consolidated Statements of Operations-Nine Months
              Ended June 30, 2003............................................4

            Unaudited Consolidated Statement of Cash Flows-Nine Months
              Ended June 30, 2003............................................5

            Notes to the Consolidated Financial Statements...................6

            Management's Discussion and Analysis of Financial
              Conditions and Results of Operations..........................13

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings...............................................17

Item 2.     Changes in Securities...........................................17

Item 3.     Defaults Upon Senior Securities.................................17

Item 4.     Submission of Matters to a Vote of Security Holders.............17

Item 5.     Other Information...............................................17

Item 6.     Exhibits on Reports on Form 8-K.................................17

            Signature Page..................................................18
                         eCONTENT, INC. AND SUBSIDIARIES
                           A DEVELOPMENT STAGE COMPANY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)

      ASSETS

Current Assets:
  Due from prior investee                                          $     20,000
  Deferred costs                                                         55,438
                                                                   ------------
      Total Current Assets                                               75,438
                                                                   ------------
Deferred production costs                                               128,519
                                                                   ------------
Property and equipment, net of accumulated
  depreciation of $48,040                                                41,522
                                                                   ------------
Other Assets:
  Due from prior investee                                                80,000
  Intangible assets, net of accumulated
    amortization of $81,433                                               9,048
                                                                   ------------
      Total Other Assets                                                 89,048
                                                                   ------------
      Total Assets                                                      334,526
                                                                   ============


      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Cash overdraft                                                          2,387
  Accounts payable and accrued expenses                                 302,418
  Due to stockholder                                                     15,000
  Other current liabilities                                             313,458
                                                                   ------------
      Total Current Liabilities                                         630,876
                                                                   ------------
Other Liabilities                                                       186,750
                                                                   ------------
Bridge loans expected to convert to equity                              214,506
                                                                   ------------

Stockholders' Equity:
  Common stock, par value $.08 per share; authorized
    50,000,000 shares, 44,888,572 issued and outstanding
  Convertible preferred stock, authorized 1,000,000 shares,
    par value $10.00; no shares issued and outstanding                3,591,086
  Additional paid in capital                                          8,942,097
  Deficit accumulated during development stage                      (13,230,788)
                                                                   ------------
      Total Stockholders' Equity (Deficit)                             (697,606)
                                                                   ------------
      Total Liabilities and Stockholders' Equity                   $    334,526
                                                                   ============




See notes to the consolidated financial statements.


                               eCONTENT, INC. AND SUBSIDIARIES
                                 A DEVELOPMENT STAGE COMPANY
                            CONSOLIDATED STATEMENT OF OPERATIONS
                                         (UNAUDITED)

                                                                              FROM APRIL 1,
                                                                                  1998
                                                                                (DATE OF
                                                         FOR THE                INCEPTION)
                                                    THREE MONTHS ENDED              TO
                                                          JUNE 30,                JUNE 30,
                                                    2002            2003            2003
                                                ------------    ------------    ------------
Total Revenues                                  $       --      $       --      $       --
                                                ------------    ------------    ------------

Direct Costs and Expenses:
  Development, production and distribution           156,213           5,880       2,311,046
  General and administrative                         484,191          59,637       5,679,024
  Depreciation and amortization                        7,599           7,599         126,398
  Stock based compensation and stock grants          150,000         210,000       4,172,249
                                                ------------    ------------    ------------

      Total Direct Costs and Expenses                798,003         283,116      12,288,717
                                                ------------    ------------    ------------

  Loss from operations before other expenses
    and provisions for income taxes                 (798,003)       (283,116)     12,288,717

Other Operating Income (Expense):
  Interest income                                       --              --      $      1,666
  Settlement income (expense)                           --           (92,500)      1,142,609
  Interest expense (net)                             (25,117)         (2,500)        (85,219)
  Equity in earnings (Loss) of
    unconsolidated subsidiary                           --              --            96,774
  Loss from termination of interest in
    unconsolidated subsidiary                           --              --        (1,985,901)
  Impairment Loss                                       --          (112,000)       (112,000)
                                                ------------    ------------    ------------
      Total Other Operating Income (Expense)         (25,117)       (207,000)       (942,071)
                                                ------------    ------------    ------------
  Operating Income (Loss) before income taxes       (823,120)       (490,116)    (13,230,788)
  (Provision for) Benefit from income taxes             --              --              --
                                                ------------    ------------    ------------
      Net Income (Loss)                         $   (823,120)   $   (490,116)   $(13,230,788)
                                                ============    ============    ============


Loss per common share, basic and diluted        $       (.04)   $      (0.01)
                                                ============    ============

Weighted average common shares outstanding,
  basic and diluted                               22,504,561      39,510,001
                                                ============    ============


See notes to the consolidated financial statements.

                                              3


                               eCONTENT, INC. AND SUBSIDIARIES
                                 A DEVELOPMENT STAGE COMPANY
                            CONSOLIDATED STATEMENT OF OPERATIONS
                                         (UNAUDITED)

                                                                              FROM APRIL 1,
                                                                                   1998
                                                                                 (DATE OF
                                                         FOR THE               INCEPTION)
                                                    NINE MONTHS ENDED               TO
                                                         JUNE 30,                JUNE 30,
                                                    2002           2003            2003
                                               ------------    ------------    ------------
Total Revenues                                 $       --      $       --      $       --
                                               ------------    ------------    ------------

Direct Costs and Expenses:
  Development, production and distribution          281,653          53,640       2,311,046
  General and administrative                        830,212         256,797       5,679,024
  Depreciation and amortization                      22,747          28,897         126,398
  Stock based compensation and stock grants         150,000         302,000       4,172,249
                                               ------------    ------------    ------------

      Total Direct Costs and Expenses             1,284,612         641,334      12,288,717
                                               ------------    ------------    ------------

  Loss from operations before other expenses
    and provisions for income taxes              (1,284,612)       (641,334)    (12,288,717)

Other Operating Income (Expense):
  Interest income                                      --              --             1,666
  Settlement income (expense)                          --           (92,500)      1,142,609
  Interest expense (net)                            (33,260)         (9,000)        (85,219)
  Equity in earnings of unconsolidated
    subsidiary                                         --              --            96,774
  Loss from termination of interest in
    unconsolidated subsidiary                          --              --        (1,985,901)
  Impairment Loss                                      --          (112,000)       (112,000)
                                               ------------    ------------    ------------

      Total Other Operating Income (Expense)        (33,260)       (213,500)       (942,071)
                                               ------------    ------------    ------------

  Operating (Loss) before income taxes           (1,317,872)       (854,834)    (13,230,788)

  Provision for income taxes                           --              --              --
                                               ------------    ------------    ------------

      Net (Loss)                               $ (1,317,872)   $   (854,834)   $(13,230,788)
                                               ============    ============    ============



Loss per common share, basic and diluted       $       (.06)   $      (0.03)
                                               ============    ============

Weighted average common shares outstanding,
  basic and diluted                              22,302,913      34,208,279
                                               ============    ============

See notes to the consolidated financial statements.

                                                    4

                                eCONTENT, INC. AND SUBSIDIARIES
                                 (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           UNAUDITED

                                                                                FROM APRIL 1,
                                                                                    1998
                                                                                   (DATE OF
                                                           FOR THE                INCEPTION)
                                                     NINE MONTHS ENDED                TO
                                                           JUNE 30,                JUNE 30,
                                                     2002            2003            2003
                                                 ------------    ------------    ------------
Cash flows from operating activities:
  Net Loss                                       $ (1,317,872)   $   (854,834)   $(13,230,789)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                      22,747          28,897         126,398
    Interest expense paid with equity                    --              --            17,500
    Loan fees                                            --              --            25,000
    Stock based compensation and expenses
      paid by stock and warrants                      840,320         583,900       8,191,235
    Equity in earnings of unconsolidated
     subsidiary                                          --              --           (96,774)
    Settlement income relating to stock                  --              --        (1,393,769)
    Loss on termination of interest in
      unconsolidated subsidiary                          --              --         1,985,909
Changes in assets and liabilities:
  Deferred charges and other current assets            (6,101)        110,146         220,216
  Other liabilities                                   252,918          18,500         507,810
  Accounts payable and accrued expenses                56,729         (26,000)        747,616
  Cash overdraft                                         --             2,387           2,387
                                                 ------------    ------------    ------------


    Net cash used in operating activities            (151,259)        (85,004)     (2,845,261)
                                                 ------------    ------------    ------------

Cash flows from investing activities:
  Investment in intangible assets                        --              --           (90,481)
  Investment in property and equipment                   --              --           (67,378)
  Advance on production rights                           --          (337,500)
                                                 ------------    ------------    ------------
  Investment in MPI                                      --              --        (1,850,000)
                                                 ------------    ------------    ------------

    Net cash used in investing activities                --              --        (2,345,359)
                                                 ------------    ------------    ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock             --            25,000       4,438,166
  Proceeds from loans                                 144,000          60,000         650,213
  Advances from (repayment to)and stockholders           --              --           400,954
  Repayment of loans                                     --              --          (298,713)
                                                 ------------    ------------    ------------

    Net cash provided by financing activities         144,000          85,000       5,190,620
                                                 ------------    ------------    ------------

Net increase (decrease)in cash and
  cash equivalents                                     (7,259)             (4)           --

Cash and cash equivalents, Beginning of Period          9,158               4            --
                                                 ------------    ------------    ------------

Cash and cash equivalents, End of Period         $      1,899    $       --      $       --
                                                 ============    ============    ============

See notes to the consolidated financial statements.

                                               5

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2003
                                   (UNAUDITED)

A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LOSSES SINCE REORGANIZATION:

     The Company's had a working capital deficit at June 30, 2003 of $555,438. Since the reorganization, the Company has funded its operations from the issuance of common stock and loans from officers and certain shareholders. The Company has incurred operating losses totaling $13,230,788 from inception April 1, 1998 through June 30, 2003. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to:

     (1)  satisfy its current obligations,

     (2)  continue its development of programs, and

     (3) successfully implement its plans to market the products of co-venturers through television, home video merchandise licensing and other media for a share of the revenue from the exploitation of each program.

     The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2003 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

     The Company presently has ongoing negotiations with a number of financing alternatives, including convertible bridge notes and private placements of equity, with one or more of which it believes will be able to successfully close to provide necessary working capital.

     In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company:

     On June 13, 2003, the Company terminated a proposed merger with Angel Babies, LLC and appointed Peter Keefe as the Company's President. Mr. Keefe's network of global contacts, associations and affiliations in the children's and family entertainment and licensing industries connects the Company with a uniquely broad, and extremely valuable, base of exciting revenue generating marketing opportunities.

     The Company has relationships with several producers, in addition to the "Nine Dog Christmas" and the "Z-Force" projects. The Company has built working alliances with several outside production studios and talent pools and the Company has identified several projects it will implement on a program by program basis during fiscal 2003 and beyond.

     Management  believes  that  actions  presently  being taken to complete the
     Company's development stage through the successful production of professional content with associative distribution earning and revenue sharing agreements, will ultimately generate sufficient revenue thereon to support operations. However, there can be no assurance that eContent will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2003
                                   (UNAUDITED)

NATURE OF OPERATIONS:

     eContent Inc. is an integrated vertical marketing company that designs and executes business development strategies for three primary client groups; content providers, developers, and distributors. The Company is concentrating on building its revenue base with companies that operate in the core industry sector of children's and family entertainment, and merchandise licensing. On January 4, 1999 the Company acquired all of the issued and outstanding shares of Media Visions Properties, Inc. and changed its name to Media Vision Productions, Inc. from Gulfstar Industries effective the same date. This transaction was accounted for as a reverse merger. On October 1, 1999 the Company changed its name to eContent, Inc. The primary business of eContent is to design, develop and market television programming, internet content and to capitalize on related merchandising opportunities.

     Presently, the Company's focus is to identify, develop, produce, promote and ultimately distribute programming on a project by project basis. Because eContent has been in the development stage, the accompanying financial statements should not be regarded as typical for normal operating periods.

BASIS OF PRESENTATION:

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form l0-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003.

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

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2003
                                   (UNAUDITED)

RESTATEMENT TO TREAT MPI AS UNCONSOLIDATED:

     During the year ended September 30, 2000, the Company initially recorded its investment in MPI as a consolidated subsidiary of the Company pursuant to a stock purchase agreement from May of 2000. Upon the acquisition of a 51% interest in MPI at that time, the Company had a conditional option to acquire the remaining 49% of MPI, with certain extensions through July 30, 2001. On July 30, 2001, eContent let its right to complete the acquisition of MPI expire, and subject to the return of certain shares, the Company forfeited any interest in MPI. The Company has restated its financial statements for the fiscal year ended September 30, 2000 to record this investment as an unconsolidated subsidiary, which is a change in the reporting entities of the Company, and during the fiscal year ended September 30, 2001 the Company recorded a loss on the termination of its investment in MPI effective July 30, 2001. Subsequent to September 30, 2001, the Company and MPI concurrently exchanged certain releases relating to the preceding and entered into a preliminary program production agreement.

PRINCIPLES OF CONSOLIDATION:

     The accompanying consolidated balance sheet as of June 30, 2003 includes the accounts of the Company and its wholly owned subsidiary, Media Vision Properties Inc., which commenced operations on April 1, 1998 and National Licensing Corporation, which commenced operations on September 5, 2000. The consolidated statements of operations include the results of operations of the Company and Media Vision Properties, Inc. for all periods presented and National Licensing Corporation effective September 5, 2000.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. The Company is required to adopt SFAS No. 145 no later than the first quarter of fiscal 2003, although early adoption is allowed. The Company has not yet evaluated the impact from SFAS No. 145 on its financial position and results of operations, if any.

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2003
                                   (UNAUDITED)

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring." SFAS No. 146 requires that a liability at fair value for a cost associated with an exit or disposal activity be recognized when the liability is incurred. However, an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No. 146 on its financial position and results of operations, if any.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (" FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company during the first quarter ending January 31, 2003. The Company does not expect the adoption of FIN 45 will have a significant impact on its consolidated financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 will have a significant impact on its consolidated financial position or results of operations.

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

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2003
                                   (UNAUDITED)

STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value-based method, as defined, had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123. Compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more readily determinable.

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

     Amortization expense was $13,572 and $13,572 for the nine month ended June 30, 2002 and 2003, respectively.

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

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

     On February 7, 2003 eContent Inc. entered into a conditional plan for a corporate combination agreement to merge with Anglebabies LLC, a California Limited Liability Company. The terms of the agreement provided for eContent to receive 100% of all Anglebabies, LLC's interests; in exchange for which the interest of the members of the limited liability company were to be issued shares of eContent common or preferred stock, totaling approximately 80% of the value of the new combination. The number of shares to be issued were subject to an adjustment after the issuance of a fairness opinion. All terms and conditions of the agreement were subject to shareholder approval. On June 13, 2003 the Company elected to not implement this agreement.

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

                         ECONTENT, INC. AND SUBSIDIARIES
                    (FORMERLY MEDIA VISION PRODUCTIONS, INC.)
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2003
                                   (UNAUDITED)

E. EQUITY TRANSACTIONS

     During the nine months ended June 30, 2002, the Company issued 16,000 warrants to purchase one share each of the company's common stock at an exercise price of $.15, for a period of five years.

     During the nine months ended June 30, 2002, in connection with the execution of the preliminary program production agreement with MPI discussed in Note C., the Company provided a grant of warrants to Robert Marty, the president of MPI, with 4 year vesting to purchase up to 1,400,000 shares of the Company's common stock at approximately $.13 per share (valued at $235,200). The fair value of the warrants on the date of the grant was based upon the Black-Scholes stock option pricing model using the following weighted average assumptions: annual expected rate of return of 0%, annual volatility of 163.7%, risk free interest rate of 5.5% and expected option life of 3 years. The Company recorded $117,600 as expense and $117,600 as deferred production costs.

     For the nine months ended June 30, 2003, the Company issued shares of its common stock as follows:

     In the first quarter, the Company issued 800,000 shares of its common stock for its two officers as compensation, valued at $32,000 and issued 140,000 shares for consulting services valued at $9,200.

     In the second quarter, the Company issued 6,000,000 shares of its common stock for two of its officers as compensation, valued at $120,000. Additionally the company issued 1,200,000 shares for legal services valued at $24,000, 2,600,000 shares for consulting services valued at $52,000, 750,000 shares as reparations to an individual investor valued at $15,000 and 1,200,000 shares, valued at $24,000, in a settlement offer for outstanding fees related to licensing agreement executed in 1999.

     In the current quarter, the Company issued 3,000,000 shares of its common stock to the Company's new president, valued at $210,000 in connection with his employment agreement. The Company issued 50,000 shares of its common stock in private placements generating $25,000 in net proceeds, which included 150,000 shares for the conversion of $5,000 bridge financing. Additionally, in connection with the termination of the merger agreement, the Company issued 2,400,000 shares of its common stock to settle with a shareholder who pledged certain shares as collateral for a loan of $50,000, resulting in a reparative loss on settlement of $92,00 for the quarter and nine month periods.

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of the Company's current management.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE, 2003 VS. THREE MONTHS ENDED JUNE 30, 2002

         The Company has not yet recorded any revenue.

         The Company recorded a net loss of $490,116 for the three months ended June 30, 2003 as compared to a loss of $823,120 for the three months ended June 30, 2002. This represents a loss per common share of $.01 for the quarter ended June 30, 2003 on average shares outstanding of 39,510,001, as compared to a loss per common share of $.04 for the quarter ended June 30, 2002 on average shares outstanding of 22,504,561.

         Production expenses were $5,880 for the three months ended June 30, 2003 compared to $156,213 for the three months ended June 30, 2002. This decrease is attributable to the reduction of expenses related to licencing and production agreements in place with MPI and Spartan.

         General and administrative expenses decreased to $59,637 during the quarter ended June 30, 2003 from $484,191 during the quarter ended June 30, 2002. The decrease in these costs can be attributed to a reduction of non-cash consulting and legal expenses related to the merger and increased marketing activities on new programing projects initiated during the quarter ended June 30, 2002.

         Stock based compensation during the current quarter ended June 30,2003 increased to $210,000 compared to $150,000 for the same period last year, the increase primarily attributable to grants of shares to officers including 3,000,000 shares issued to the new president in connection with his employment in June.

         The Company also recorded settlement expense of $92,500 in the current period, the net result of terminating the plan of merger with Angel Babies, LLC.

NINE MONTHS ENDED JUNE 30, 2003 VS. NINE MONTHS ENDED JUNE, 2002

         The Company has not yet recorded any revenue.

         The Company recorded a net loss of $854,834 for the nine months ended June 30, 2003 as compared to a loss of $1,317,872 for the nine months ended June 30, 2002. This represents a loss per common share of $.03 for the nine months ended June 30, 2003 on average shares outstanding of 34,208,279, as compared to a loss per common share of $.06 for the same period ended June 30, 2002 on average shares outstanding of 22,304,913.

         Production expenses decreased to $53,640 for the nine months ended June 30, 2003 compared to $281,653 for the nine months ended June 30, 2002. This reduction is attributable to reduced projects under development during the period that required outlays by the Company.

         General and administrative expenses were reduced to $256,797 during the period ending June 30, 2003 from $830,212 during the period ending June 30, 2002. The decrease in these costs primarily relate to the reduction of full time employees and a reduction in marketing costs related to the co-production of syndicated programming.

         Stock based compensation during the nine month period ended June 30,2003 increased to $302,000 compared to $150,000 for the same period last year, the increase primarily attributable to grants of shares to officers including 3,000,000 shares issued to the new president in connection with his employment in June.

         The Company also recorded settlement expense of $92,500 in the current period, the net result of terminating the plan of merger with Angel Babies, LLC.

PLAN OF OPERATIONS AND BUSINESS STRATEGY

         eContent  has  recently   reorganized  its  management   structure  and
redirected its core business focus.

     Entertainment industry veteran Peter Keefe, the new Company President, is establishing the Company as a successful creator, producer and marketer of high quality children's and family entertainment television and home video programming. Keefe is also positioning the Company as a brand manager of the merchandise licensing activities that flow from those programs as well as from products and programs the Company is already involved with.

         Such licensing categories include: Toys; Video Games; Book & Comic Publishing; Music CDs; Sporting Goods & Apparel; Trading Cards; Gifts & Novelties; Product & Character Driven Apparel; Theme Park Character Licensing; Soda, Cereal & Candy Tie-ins; Fast Food Promotions and Internet Applications.

         Americans spent over twenty billion dollars on toys in 2002 and the home video business, which is driven by children's titles, is also expected to generate over twenty billion dollars in sales in 2003.

         The Company will receive revenues from sales commissions, management fees and profit participation in the entertainment properties that it becomes involved in.

         eContent is now engaged in the television sales and marketing of a new animated Christmas Special called Nine Dog Christmas and the Company will be involved in the production and marketing of a Halloween Special sequel called Nine Dog Night of Fright. eContent is also managing the production and marketing of a new action-adventure animated show property called Z~Force.

         The Company anticipates that both properties will generate substantial revenues in the US and International marketplace.

         Peter Keefe's network of global contacts, associations and affiliations in the children and family entertainment and licensing industries connects the Company with a uniquely broad, and extremely valuable, base of exciting revenue generating marketing opportunities.

         The Company continues its plans to generate its revenues from retainer fees, performance incentives, and equity-based annuities created through the formation of partnerships; and agreements influenced by the scope of engagement with each client. As the Company reaches critical mass in its client base, revenues can multiply from cross-client promotions, and equity position providing significant upside at substantially lower risk. This is a key component of the business model and an important valuation driver for the Company as it grows. By building a diverse portfolio of clients the Company minimizes the risk associated with any one particular property or project buy maximizes benefits for revenue and profit.

LIQUIDITY AND CAPITAL RESOURCES

         As discussed in the accountants' report for the fiscal year ended September 30, 2002, the Company's ability to continue as a going concern is uncertain without additional financing.

         The Company's had a working capital deficit at June 30, 2003 of $555,438. Since the reorganization, the Company has funded its operations from the issuance of common stock and loans from officers and certain shareholders. The Company has incurred operating losses totaling $13,230,788 from inception April 1, 1998 through June 30, 2003. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to:

         (1) satisfy its current obligations,

         (2) continue its development of programs, and

         (3) successfully implement its plans to market the products of co-venturers through television home video, merchandise licensing and other media for a share of the revenue from the exploitation of each program.

         The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2003 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

         The Company presently has ongoing negotiations with a number of financing alternatives, including convertible bridge notes and private placements of equity, with one or more of which it believes will be able to successfully close to provide necessary working capital.

         In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company:

         On June 13, 2003, the Company terminated a proposed merger with Angel Babies, LLC and appointed Peter Keefe as the Company's President. Mr. Keefe's network of global contacts, associations and affiliations in the children and family entertainment and licensing industries connects the Company with a uniquely broad, and extremely valuable, base of exciting revenue generating marketing opportunities.

          The Company has relationships with several producers, in addition to the "Nine Dog Christmas" and the "Z-Force" projects. The Company has built working alliances with several outside production studios and talent pools and the Company has identified several projects it will implement on a program by program basis during fiscal 2003 and beyond.

         Management believes that actions presently being taken, including terminating the plan of merger with Angelbabies, LLC., to complete the Company's development stage through the successful production of professional content with associative distribution earning and revenue sharing agreements, and ultimately sufficient revenue thereon to support operations. However, there can be no assurance that eContent will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans.

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

ITEM 5.           OTHER INFORMATION.

         NONE

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibit 99.1 and 99.2 - Officer Certifications

     No reports on Form 8-K, however on June 13, 2003 the Company announced the termination of its plan of merger with AngelBabies, LLC and its then President and CEO on June 16, 2003 the Company announced the appointment of Mr. Peter Keefe as President.

                                   SIGNATURES



         In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  eContent Inc.
                               (Formerly Media Vision Productions, Inc.)


Dated: August 15, 2003

                               By: /s/ PETER KEEFE
                                    --------------------
                                   Peter Keefe


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


NAME                                   TITLE                    DATE


By: /s/ PETER KEEFE                     CEO, President         August 15, 2003
-----------------------------
        Peter Keefe


By:/s/ WILLIAM H. CAMPBELL             Acting Chief Financial  August 15, 2003
----------------------------
       William H. Campbell             Officer, Corporate
                                       Secretary, Director


By:  /s/ GARY GOODELL                  Director                August 15, 2003
----------------------------
         Gary Goodell

                                  CERTIFICATION

I, Peter Keefe, Chief Executive Officer, certify that:

         1. I have reviewed this Quarterly report on Form 10-QSB of eContent, Inc.;

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

Dated: August 15, 2003

by: /s/ Peter Keefe
    --------------------
Peter Keefe,  CEO/President

                                  CERTIFICATION

I, William Campbell, Chief Financial Officer, certify that:

         1.I have reviewed  this  Quarterly   report on Form 10-QSB of eContent,
Inc.;

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

Dated:  August 15, 2003

by: /s/ William H. Campbell
William H. Campbell, Chief Financial Officer