Form 10KSB
period 2003-09-30
ECONTENT INC
filed 2004-01-06
CIK 820789

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -----------------------------

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

                          -----------------------------



                                 eCONTENT, INC.
                                 --------------

             (Exact name of registrant as specified in its charter)


          DELAWARE                                               23-2442288
------------------------------                               ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

324 Dutura Street, West Palm Beach, Florida                         33314
----------------------------------------                         ---------
   (Address of principal executive offices)                      (Zip Code)


       Registrant's telephone number, including area code: (561) 719-9841

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

                                (Title of Class)


                          -----------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. Yes /X/

     Indicate by check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 5(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes /X/ No / /

     Effective December 15, 2003 Company had 48,292,738 shares of common stock and no shares of preferred stock outstanding.

                                     PART I

ITEM 1. BUSINESS.

GENERAL DESCRIPTION OF BUSINESS

         eContent, Inc. is a reporting public company listed on the NASDAQ OTC:BB and currently trades its common stock under the symbol ETNT. The Company is a development stage company and the Company has not yet recorded any revenue since inception, as restated for the termination of its investment in MPI. The Company recorded a net loss of $1,042,078 for the year ended September 30, 2003 as compared to a loss of $1,578,316 for the period ended September 30, 2002.

         The Company's primary business is the creation, co-production, marketing and distribution of high quality, world class children's and family oriented entertainment properties. The properties are marketed in all multi-platform areas of commercial exposition ranging from Television to Home Video to Merchandise Licensing to Electronic & Video Games to Book and Music Publishing.

         The Company also forms Teaming Agreements with outside companies for the co-operative marketing of hit potential entertainment properties. The Company is establishing an artistic & commercial `bridge' between producers, TV broadcasters, publishing companies and merchandise groups in North America, Europe and Asia. The establishment of such `bridge' relationships among entertainment entities, who otherwise would not be able to globally expand their world market share in such a near horizon timeframe, will ensure that the Company is privy to substantial `first look/first option' opportunities on a wide array of world class entertainment properties.

         On February 7, 2003 eContent Inc. entered into a conditional plan for a corporate combination agreement to merge with Anglebabies LLC, a California Limited Liability Company. The terms of the agreement provided for eContent to receive 100% of all Anglebabies, LLC's interests; in exchange for which the interest of the members of the limited liability company were to be issued shares of eContent common or preferred stock, totaling approximately 80% of the value of the new combination. The number of shares to be issued were subject to an adjustment after the issuance of a fairness opinion. All terms and conditions of the agreement were subject to shareholder approval. On June 13, 2003 the Company elected to not implement this agreement and the proposed merger with Angel Babies, LLC was terminated.

     On June 15, 2003 appointed Peter Keefe as the Company's President. Management considered that Mr. Keefe's network of global contacts, associations and affiliations in the children and family entertainment and licensing industries would connect the Company with a uniquely broad, and extremely valuable, base of exciting revenue generating marketing opportunities. At that time, the Company began to establish its current platform to launch properties and products in television and merchandise licensing sales, and marketing of the Nine Dog Christmas, Nine Dog Night of Fright and Z-Force animated show properties. On December 31, 2003, the Company's Board of Directors approved an agreement with Peter Keefe, the Company's president, pursuant to a deal memorandum dated December 1, 2003, which is intended to be binding and subject to definitive agreements, whereby in exchange for the issuance of 10,000,000 restricted shares of the Company's common stock (or an equivalent value of both common stock and warrants to purchase shares of common stock-based upon the Company's share price as of December 1, 2003; $.20,) or a total of approximately $2,000,000, the Company will acquire rights to certain properties which are expected to be allocated as follows:



   Rights Acquired             Property Name             Interest   $ Allocation
   ---------------             -------------             --------   ------------

Profit Participation
  Ownership                    Z-Force                      45%

Global Management & Control
  of TV & Home Video/DVD       Z-Force                     100%
  Sales,  Merchandise
  Licensing and Distribution

  TOTAL Z-FORCE $ ALLOCATION                                         $1,700,000

US Television                  Nine Dog Christmas         100%
  Distribution Rights          Nine Dog Night of Fright   100%

Gross Revenue
  Merchandise Licensing        Nine Dog Christmas           5%
                               Nine Dog Night of Fright     5%

  Home Video/DVD Sales         Nine Dog Christmas           2%
                               Nine Dog Night of Fright     3%

Profit Participation
  Ownership                    Nine Dog Christmas           3%
Profit Participation
  Ownership                    Nine Dog Night of Fright    12%

  TOTAL NINE DOG $ ALLOCATION                                           300,000
                                                                      ----------

Total                                                                 $2,000,000
                                                                      ==========

         Further, the Board agreed to place the equity shares (and warrants, if any) in escrow subject to completion of definitive agreements and the Company's due diligence, which is expected in to be completed during January, 2004. The parties agreed to obtain appropriate third party valuation review, fairness opinions and other sufficient documentation of the Company's interest in these properties. The parties also agree to get counter party confirmation of the assignment, assignment percentages and distribution agreements and rights including any disclosure of conflicts of interests, as required by the Company's by-laws, Federal Securities laws, as well as California and Delaware law. Additionally, Mr. Keefe represented that these interests he is assigning to the Company pursuant to the agreement represent his entire interest in these properties.

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

         During the year ended September 30, 2000, the Company initially recorded its investment in MPI as a consolidated subsidiary of ETNT pursuant to a stock purchase agreement from May of 2000. Upon the acquisition of a 51% interest in MPI at that time, the Company had a conditional option to acquire the remaining 49% of MPI, with certain extensions through July 30, 2001. On July 30, 2001, eContent let its right to complete the acquisition of MPI expire, and subject to the return of certain shares, the Company forfeited any interest in MPI. The Company restated its financial statements for the fiscal year ended September 30, 2000 to record this investment as an unconsoliated subsidiary in its filing for the fiscal year ended September 30, 2001 in which the Company recorded a loss on the termination of its investment in MPI effective July 30, 2001. (See Part 7. F/S).

          Subsequent to September 30, 2001, the Company and MPI concurrently exchanged certain releases relating to the preceding and entered into a preliminary program production agreement, which in light of all the factors the Company considered, gave the Company the most dexterity to implement its business plan at that time. On September 30, 2003, the Company executed an agreement to terminate its preliminary production agreement with MPI. As part of the agreement, the Company issued 125,000 shares of its common stock to MPI and cancelled 1,400,000 warrants issued to MPI's President, Robert Marty, as part of the initial production agreement. Additionally, both parties agreed to cancel outstanding notes due to and from eContent, and again provide certain releases.

         On February 7, 2003 eContent Inc. entered into a conditional plan for a corporate combination agreement to merge with Anglebabies LLC, a California Limited Liability Company. The terms of the agreement provided for eContent to receive 100% of all Anglebabies, LLC's interests; in exchange for which the interest of the members of the limited liability company were to be issued shares of eContent common or preferred stock, totaling approximately 80% of the value of the new combination. The number of shares to be issued were subject to an adjustment after the issuance of a fairness opinion. All terms and conditions of the agreement were subject to shareholder approval. On June 13, 2003 the Company elected to not implement this agreement and the proposed merger with Angel Babies, LLC was terminated.

         On June 15, 2003 appointed Peter Keefe as the Company's President. Management considered that Mr. Keefe's network of global contacts, associations and affiliations in the children and family entertainment and licensing industries would connect the Company with a uniquely broad, and extremely valuable, base of exciting revenue generating marketing opportunities. At that time, the Company began to establish its current platform to launch properties and products in television and merchandise licensing sales, and marketing of the Nine Dog Christmas, Nine Dog Night of Fright and Z-Force animated show properties. On December 31, 2003, the Company's Board of Directors approved an agreement with Peter Keefe, the Company's president, pursuant to a deal memorandum dated December 1, 2003, which is intended to be binding and subject to definitive agreements, whereby in exchange for the issuance of 10,000,000 restricted shares of the Company's common stock (or an equivalent value of both common stock and warrants to purchase shares of common stock-based upon the Company's share price as of December 1, 2003; $.20,) or a total value of approximately $2,000,000, the Company will acquire rights to certain properties.

         Subsequent to the current fiscal year end, the Company issued a proxy and held a Special Meeting of Stockholders on November 24, 2003 (see Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS). The matters considered at this meeting were to:

1)   increase  the  number  of  the  Company's   Authorized  Common  Stock  from
     50,000,000 to 100,000,000,
2)   change the Company's Common Stock Par Value from $.08 to $.0015, and
3)   change the Company name to Earthworks Entertainment, Inc.

         All of these matters were approved by the shareholders.

EMPLOYEES AND CONSULTANTS

         As of September 30, 2003, the Company had 2 executive employees. In June and July 2003, the Company executed employment contracts with its President and CEO, and, its Executive Vice President and CFO, respectfully. Also, the Company utilizes consultants from time to time on an as needed basis.

LICENSING RIGHTS

         On October 26, 1999, eContent, Inc. acquired the master licensing rights to Spartan Sporting Goods and Fashion. Effective December 31, 2002, the Company decided not to renew the agreement with Spartan. In February 2003 the Company issued 1,200,000 shares in a settlement offer for outstanding licensing fees due Spartan and after on-going negotiations, in September 2003, the parties agreed to settle $100,000 of the outstanding balance for the 1,200,000 shares. As of September 30, 2003 a balance of $102,400 remains due to Spartan for unpaid license fees.

         On December 31, 2003, the Company's Board of Directors approved an agreement with Peter Keefe, the Company's president, pursuant to a deal memorandum dated December 1, 2003, which is intended to be binding and subject to definitive agreements, whereby in exchange for the issuance of 10,000,000 restricted shares of the Company's common stock (or an equivalent value of both common stock and warrants to purchase shares of common stock-based upon the Company's share price as of December 1, 2003; $.20,) or a total value of approximately $2,000,000, the Company will acquire rights to certain properties, including direct profit participation, merchandise licensing and distribution and the television distribution rights in connection with the Nine Dog Christmas, Nine Dog Night of Fright and Z-Force animated show properties.

ITEM 2. PROPERTIES.

         The West Palm Beach office was closed in May, 2001. The Company plans to open new offices in the Los Angeles area within the next quarter. The company maintains a temporary office at 324 Datura Street, Suite 200, West Palm Beach, Florida.

ITEM 3. LEGAL PROCEEDINGS.

         In May 2001, the prior president instituted a suit in federal court against the Company's president at that time and an investment banker, in connection with his termination. This suit was dropped. His termination resulted in the return of certain shares to the Company and a consulting contract for $2,500 per week for 103 weeks commencing on May 29, 2001.

         In December 2002, a former vendor filed a complaint against the Company and its former president in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County seeking reimbursement of unpaid storage fees due on office furniture and equipment held on behalf of the Company. The Company filed a counter complaint seeking damages for the unauthorized release of the office furniture and equipment to a former employee and to a vendor.

         In July 2003, the suit was settled in favor of the Company, resulting in a cash payment of $12,500 to the Company as well as the settlement of $13,500 of accounts payable due to the former employee and $17,126 of accounts payable due to a vendor.

         In September 2003, the Company was advised that a default judgement in the amount of $32,000 (including accrued interest and legal fees) was recorded against the Company in connection with a bridge note executed in 1999. In December 2003, the Company reached a tentative settlement agreement with the note obligor, whereby it will issue 200,000 shares of its Common Stock in exchange for a full release of the judgement. The release will filed upon issuance of the shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Subsequent to the current fiscal year end, the Company issued a proxy and held a Special Meeting of Stockholders on November 24, 2003. Matters considered at the Special Meeting were:

1.   INCREASE THE NUMBER OF AUTHORIZED COMMON SHARES:

     At the Special Meeting, the Company's Stockholders were asked to approve the increase of the number of the Company's Authorized Common Stock from Fifty Million (50,000,000) to One Hundred Million (100,000,000). The increase in the number of Authorized Common Shares was requested for the following reasons:

     A. The Company is actively looking to acquire ownership positions in entertainment properties and to be successful will need additional shares to complete such transactions, as called for in such agreements, on a case by case basis.
     B. To attract and keep key executives. Shares made available for incentives and employment agreements.
     C.   Shares made available for Employee Stock Ownership Plans (ESOP).
     D. The Company's success depends in large part on its ability to raise capital. In order for the Company to raise capital, additional shares must be made available for offerings including common stock, equity, convertible preferred, or convertible debt.

2.   PAR VALUE CHANGE - COMMON STOCK

     At the Special Meeting, the Company's Stockholders were also asked to approve the change of the Company's Common Stock Par Value from $.08 to $.0015. This change will have no material effect on the Company's balance sheet, but will save the Company thousands of dollars each year when calculating its Delaware franchise tax.

3.   CHANGE THE NAME OF THE COMPANY TO EARTHWORKS ENTERTAINMENT, INC.

     The Company requested the change of its name from eContent, Inc. to Earthworks Entertainment, Inc. which the Company believes will have a positive acceptance in the marketplace, and which reflects the Company's new business model.


As at December 11, 2003, Computershare Trust Company, Inc. provided the following proxy count of all outstanding votable shares for all proposals voted at the Special Meeting of Shareholders held on November 24, 2003:

Proposal #1 INCREASE THE NUMBER OF AUTHORIZED COMMON SHARES

                     For                    Against            Abstain
                  25,211,662                860,888             2,580

Proposal #2 PAR VALUE CHANGE - COMMON STOCK

                     For                    Against            Abstain
                  24,792,327                461,457           821,346

Proposal #3 CHANGE THE NAME OF THE COMPANY TO EARTHWORKS ENTERTAINMENT, INC.

                     For                    Against            Abstain
                  25,937,500                 26,480           111,150

                                     PART II

STOCKHOLDER MATTERS ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED.

         (A)      MARKET PRICES OF COMMON STOCK

         The primary market for our common stock is the Nasdaq OTC Bulletin Board, where it trades under the symbol "ETNT". The Company became publicly traded as "MVPI" on June 28, 1999, when we were called Media Vision Productions, Inc. through a merger with Gulfstar Industries, Inc., formerly known as Tier Environmental Services, Inc. On October 1, 1999 the Company's name changed to eContent and its symbol became "ETNT". The following table sets forth the high and low closing bid prices for the shares for the periods indicated as provided by the NASD's OTCBB System. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.


                                                   HIGH BID           LOW BID


FISCAL YEAR ENDED SEPTEMBER 30, 2001
    First Quarter                                $   1.1875         $    .375
    Second Quarter                               $   1.1875         $   .4062
    Third Quarter                                $      .64         $     .21
    Fourth Quarter                               $      .38         $     .05

FISCAL YEAR ENDED SEPTEMBER 30, 2002
    First Quarter                                $      .23         $     .03
    Second Quarter                               $      .20         $     .06
    Third Quarter                                $      .54         $     .04
    Fourth Quarter                               $      .30         $     .04

FISCAL YEAR ENDED SEPTEMBER 30, 2003
    First Quarter                                $      .07         $     .04
    Second Quarter                               $      .09         $     .02
    Third Quarter                                $      .09         $     .03
    Fourth Quarter                               $      .40         $     .04

         (B)      SHAREHOLDERS

         As of December 15, 2003, the Company had 48,292,738 shares of common stock outstanding and approximately 1,000 stockholders of record.

         (C)      DIVIDENDS

         The Company has never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be based upon our financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the board of directors deems relevant.

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


                           FORWARD-LOOKING STATEMENTS


This report contains "forward-looking statements". In some cases, you can identify forward-looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "estimate," "predict," "potential," or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect the Company's current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks and uncertainties may cause the Company's actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. You should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent the Company's estimates and assumptions as of the date of this report. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.


RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2003 VS. YEAR END SEPTEMBER 30, 2002

         The Company has not yet recorded any revenue since inception, as restated for the termination of its investment in MPI. The Company recorded a net loss of $1,325,451 for the year ended September 30, 2003 as compared to a loss of $1,578,316 for the period September 30, 2002. This represents a loss per common share of $(.04) for the year ended September 30, 2003 on basic and diluted shares outstanding of 34,208,279 as compared to a loss per common share of $(.07) on basic and diluted shares outstanding of 23,012,791 for the period September 30, 2002.

         Production expenses were $145,106 for fiscal 2003 compared to $416,526 in fiscal 2002. These included non-cash charges for production services paid with equity of $0 in 2003 as compared to $137,200 in 2002. This reduction is attributable to reduced projects under development in fiscal 2003.

         General and administrative expenses were reduced to $736,773 in fiscal 2003 from $800,997 in fiscal 2002 despite an increase in non-cash charges for administrative services paid with equity of $628,150 in 2003 as compared to $562,500 in 2002. The increase in these costs primarily relate to executive compensation primarily being paid in common stock, and other general corporate overhead was kept to a minimum.

         Other operating expenses totaled $412,676 in 2003 as compared to $44,447 in 2002 which consisted of:

         Interest expense went from $44,447 in 2002 down to $30,897 in 2003 primarily as the Company has lower debt since it has settled several past obligations and some of its convertible bridge notes.

Settlement expense of $216,480 in 2003 only, which includes $94,000 in connection with the terminated merger with Angel Babies, LLC and approximately $80,000 associated with the Company's settlement with MPI and Robert Marty, and;

Impairment loss of $161,589 is associated primarily with the write down of long-term projects, including approximately $50,000 in the Company's National Licensing Corporation subsidiary and approximately $111,000 associated with the write down of the residual value ascribed to the MPI production agreement and corresponding deferred charges on projects the Company no longer intends to go forward with as it plans on focusing on its new show properties

PLAN OF OPERATIONS AND BUSINESS STRATEGY

         The global market demand for high quality, character driven children and family entertainment has never been greater. The proliferation of new digital, satellite and cable broadcast networks throughout the world has prompted industry analysts to predict that the demand for world class children's and family entertainment properties will increase exponentially over the next decade. Merchandising, licensing, publishing and other areas of marketing for character driven hit entertainment properties can generate hundreds of millions of dollars for the rights holders and tens of millions of dollars for the companies who actually market the properties.

         eContent, Inc., ETNT, is a vertically integrated marketing company engaged in the creation, co-production, marketing and distribution of high quality, world class children's and family oriented entertainment properties. The properties are marketed in all multi-platform areas of commercial exposition ranging from Television to Home Video to Merchandise Licensing to Electronic & Video Games to Book and Music Publishing.

         The Company also forms Teaming Agreements with outside companies for the co-operative marketing of hit potential entertainment properties. The Company is establishing an artistic & commercial `bridge' between producers, TV broadcasters, publishing companies and merchandise groups in North America, Europe and Asia. The establishment of such `bridge' relationships among entertainment entities, who otherwise would not be able to globally expand their world market share in such a near horizon timeframe, will ensure that the Company is privy to substantial `first look/first option' opportunities on a wide array of world class entertainment properties.

On June 15, 2003 appointed Peter Keefe as the Company's President. Management considered that Mr. Keefe's network of global contacts, associations and affiliations in the children and family entertainment and licensing industries would connect the Company with a uniquely broad, and extremely valuable, base of exciting revenue generating marketing opportunities. At that time, the Company began to establish its current platform to launch properties and products in television and merchandise licensing sales, and marketing of the Nine Dog Christmas, Nine Dog Night of Fright and Z-Force animated show properties. On December 31, 2003, the Company's Board of Directors approved an agreement with Peter Keefe, the Company's president, pursuant to a deal memorandum dated December 1, 2003, which is intended to be binding and subject to definitive agreements, whereby in exchange for the issuance of 10,000,000 restricted shares of the Company's common stock (or an equivalent value of both common stock and warrants to purchase shares of common stock-based upon the Company's share price as of December 1, 2003; $.20,) or a total of approximately $2,000,000, the Company will acquire rights to certain properties which are expected to be allocated as follows:

   Rights Acquired             Property Name             Interest   $ Allocation
   ---------------             -------------             --------   ------------

Profit Participation
  Ownership                    Z-Force                      45%

Global Management & Control
  of TV & Home Video/DVD       Z-Force                     100%
  Sales,  Merchandise
  Licensing and Distribution

  TOTAL Z-FORCE $ ALLOCATION                                         $1,700,000

US Television                  Nine Dog Christmas         100%
  Distribution Rights          Nine Dog Night of Fright   100%

Gross Revenue
  Merchandise Licensing        Nine Dog Christmas           5%
                               Nine Dog Night of Fright     5%

  Home Video/DVD Sales         Nine Dog Christmas           2%
                               Nine Dog Night of Fright     3%

Profit Participation
  Ownership                    Nine Dog Christmas           3%
Profit Participation
  Ownership                    Nine Dog Night of Fright    12%

  TOTAL NINE DOG $ ALLOCATION                                           300,000
                                                                      ----------
Total                                                                 $2,000,000
                                                                      ==========

     Further, the Board agreed to place the equity shares (and warrants, if any) in escrow subject to completion of definitive agreements and the Company's due diligence, which is expected in to be completed during January, 2004. The parties agreed to obtain appropriate third party valuation review, fairness opinions and other sufficient documentation of the Company's interest in these properties. The parties also agree to get counter party confirmation of the assignment, assignment percentages and distribution agreements and rights including any disclosure of conflicts of interests, as required by the Company's by-laws, Federal Securities laws, as well as California and Delaware law. Additionally, Mr. Keefe represented that these interests he is assigning to the Company pursuant to the agreement represent his entire interest in these properties.

         The Company has not yet recorded any revenues. The properties that the Company develops and targets for distribution and licensing are chosen to provide the greatest probability for success across multi-platform market categories. These market sectors include the following:

Television (pay, free, cable & satellite)     School Supplies
Home Video/DVD                                Educational Licensing
Merchandise Licensing                         Music & Book Publishing
Toys & Video Games                            Direct Marketing (to retail chains
Theme Park Licensing                          & through catalogues)
Fast Food Promotions                          Internet Applications
Gifts & Novelties



         The Company plans to generate its revenues from retainer and management fees, performance incentives, and equity-based annuities created by the formation of teaming agreements. As the Company reaches critical mass in its property and project ownership and management base, revenues can multiply as equity positions increase significantly at substantially lower risk levels. This is a key component of the business model and an important valuation driver for the Company as it grows. By building a diverse portfolio of properties and projects the Company minimizes the risk associated with any one particular property or project but maximizes the commercial exploitation of its entertainment properties.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at September 30, 2003 was a deficit of $544,843. Since the reorganization, the Company has funded its operations from the issuance of common stock and loans from officers and certain shareholders. The Company has incurred operating losses totaling $13,701,405 from inception April 1, 1998 through September 30, 2003. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to:

(1)      satisfy its current obligations,
(2)      continue its development of properties and projects, and
(3)      successfully implement its plans to market the properties and projects.

         The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2004 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

(1) The Company presently has ongoing negotiations with a number of financing alternatives, including obtaining working capital from the proceeds of convertible bridge notes and private placements of the Company's equity including its common stock and warrants. The Company also plans to settle prior obligations with equity and extended payment terms. The Company believes that any of the above, or a combination thereof, will be successfully closed in an orderly fashion and provide the necessary working capital, to maintain the current visibility and development of its show properties, until such time the Company can obtain cash flow from revenues and ultimately attain profitable operations.

(2) In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company:

         (A) On June 15, 2003 appointed Peter Keefe as the Company's President. Management believes Mr. Keefe's network of global contacts, associations and affiliations in the children and family entertainment and licensing industries will connect the Company with a uniquely broad, and extremely valuable, base of exciting revenue generating marketing opportunities. On December31, 2003, the Company's Board of Directors approved an agreement with Peter Keefe, the Company's president, pursuant to a deal memorandum dated December 1, 2003, which is intended to be binding and subject to definitive agreements. The agreement provides for the issuance of 10,000,000 restricted shares of the Company's common stock (or an equivalent value of both common stock and warrants to purchase shares of common stock-based upon the Company's share price as of December 1, 2003; $.20,) or a total value of approximately $2,000,000, the Company will acquire rights to certain properties, including direct profit participation, merchandise licensing and distribution and the US television distribution rights in connection with the Nine Dog Christmas, Nine Dog Night of Fright and Z-Force animated show properties.

         (B) The Company has established a platform to launch properties and products in television and merchandise licensing sales, and marketing of the Nine Dog Christmas, Nine Dog Night of Fright and Z-Force animated show properties and also has relationships with leading production, distribution and licensing groups. The Company has built working alliances with several outside production studios and talent pools and the Company has identified several projects it plans to implement on a property by property basis during fiscal 2004 and beyond.

         Management believes that actions presently being taken to complete the Company's development stage through the successful production, licensing and distribution of children's and family entertainment properties will ultimately generate sufficient revenue to support its operations. However, there can be no assurance that eContent will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans.

INFLATION

         The rate of inflation has had little impact on the Company's results of operations and is not expected to have a significant impact on continuing operations.




ITEM 7. FINANCIAL STATEMENTS.

(a)(1)  The following documents are filed as part of this report:

a.  Consolidated Financial Statements of the Registrant, eContent, Inc.
    and  Subsidiaries                                                               PAGES
Report of Independent Auditors'                                                      F-1

Consolidated Balance Sheet of eContent, Inc. and
 Subsidiaries as of September 30, 2003                                               F-2

Consolidated Statements of Operations of eContent, Inc. and Subsidiaries
for the years ended September 30, 2003 and September 30, 2002 and for
  the period from inception (April 1, 1998) through September 30, 2003               F-3

Consolidated Statements of Changes in Stockholders' Equity of eContent, Inc.
 and Subsidiaries for the period from October 1, 1997 to September 30, 2003          F-4

Consolidated Statements of Cash Flows of eContent, Inc. and Subsidiaries
for the years ended September 30, 2003 and September 30, 2002 and for the period
  from inception(April 1, 1998) through September 30, 2003                           F-9

Notes to Consolidated Financial Statements                                          F-10

b.   Interim Financial Statements.

     Not Applicable

c.   Financial Statements of Businesses Acquired and to be Acquired.

     Not Applicable





                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of eContent, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheet of eContent, Inc. and Subsidiariesand subsidiaries as of September 30, 2003 and the related consolidated statements of operations and cash flows for the two years then ended and from April 1, 1998 (Date of Inception) through September 30, 2003 and the consolidated statement of stockholders' equity from October 1, 1997 through September 30, 2003 in the accompanying index to the financial statements (Item 7.). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eContent, Inc. and Subsidiaries as of September 30, 2003, and the results of operations and its cash flows for the two years then ended and from April 1, 1998 (Date of Inception) through September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

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




SCHUHALTER, COUGHLIN & SUOZZO, PC
Raritan, New Jersey

December 15, 2003, except for note 11, as to which the date is December 31, 2003
                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003


ASSETS

Current Assets:
  Cash                                                             $     86,316
  Stock Subscription Receivable                                           6,730
  Other current assets                                                    5,000
                                                                   ------------

     Total Current Assets                                                98,046
                                                                   ------------



Property and equipment, net of accumulated
               depreciation of $43,940                                   45,622

Other Assets:

 Intangible assets, net of accumulated
               amortization of $85,957                                    4,524
                                                                   ------------

      Total Other Assets                                                  4,524
                                                                   ------------

      Total Assets                                                      148,192
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Cash overdraft
  Accounts payable and accrued expenses                                 305,431
  Due to stockholder                                                     15,000
  Other current liabilities                                             322,458
                                                                   ------------

      Total Current Liabilities                                         642,889
                                                                   ------------

Other Liabilities                                                       119,692
                                                                   ------------

Bridge loans expected to convert to equity                              211,506
                                                                   ------------

Stockholders' Equity:
  Common stock, par value $.0015 per share; authorized
  100,000,000 shares, 48,292,738 issued and outstanding                  72,440
  Convertible preferred stock, authorized 1,000,000 shares,
    par value $10.00; no shares issued and outstanding                     --
  Additional paid in capital                                         12,803,070
  Deficit accumulated during development stage                      (13,701,406)
                                                                   ------------

      Total Stockholders' Equity (Deficit)                             (825,895)
                                                                   ------------

      Total Liabilities and Stockholders' Equity                   $    148,192
                                                                   ============

The accompanying notes are an integral part of these financial statements.



                                   eCONTENT, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       FROM APRIL 1,
                                                                                          1998
                                                                                        (DATE OF
                                                                                        INCEPTION)
                                                           FOR THE YEARS ENDED             TO
                                                              September 30,           SEPTEMBER 30,
                                                           2002           2003            2003
                                                      --------------  ------------   -------------

Total Revenues                                       $            -  $          -   $           -
                                                      --------------  ------------   -------------

Direct Costs and Expenses:
  Development, production and distribution
     including non-cash stock related charges
     of $137,200, $0 and $916,056 respectively              416,526       145,106       2,402,512
  General and administrative including
     non-cash charges of $562,500, $651,983
    and $2,548,072                                          800,997       736,773      10,029,249
  Depreciation and amortization                             316,346        30,897         128,398
                                                      --------------  ------------   -------------

      Total Costs and Expenses                            1,533,869       912,776      12,560,159
                                                      --------------  ------------   -------------

  Loss from operations before other expenses
    and provisions for income taxes                     (1,533,869)     (912,776)    (12,560,159)
                                                      --------------  ------------   -------------

Other Operating Income (Expense):
  Interest income                                                 -             -           1,666
  Settlement income (expense)                                     -     (216,480)       1,018,629
  Interest expense (net)                                   (44,447)      (34,607)       (110,826)
  Equity in earnings of unconsolidated
    subsidiary                                                    -             -          96,774
  Loss from termination of interest in
    unconsolidated subsidiary                                     -             -     (1,985,901)
   Impairment Loss                                                -     (161,589)       (161,589)
                                                      --------------  ------------   -------------

      Total Other Operating Income (Expense)               (44,447)     (412,676)     (1,141,247)
                                                           --------     ---------     -----------

  Operating (Loss) before income taxes                  (1,578,316)   (1,325,451)    (13,701,405)

  Provision for income taxes                                      -             -               -
                                                      --------------  ------------   -------------

      Net (Loss)                                     $  (1,578,316)  $(1,325,451)   $(13,701,405)
                                                      ==============  ============   =============

Loss per common share, basic and diluted             $       (0.07)  $     (0.04)
                                                      ==============  ============

Weighted average common shares outstanding,
  basic and diluted                                      23,012,791    34,208,279
                                                      ==============  ============


             The accompanying notes are an integral part of these financial statements.

                                            eCONTENT, INC. AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                      FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2003


                                                                               ADDITIONAL                      TOTAL
                                        COMMON STOCK            DEFERRED        PAID IN        (RETAINED    STOCKHOLDERS'
                                    SHARES        AMOUNT      COMPENSATION      CAPITAL         DEFICIT)       EQUITY
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

                                        eCONTENT, INC. AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2003


                                                                         ADDITIONAL                     TOTAL
                                   COMMON STOCK             DEFERRED       PAID IN      (RETAINED    STOCKHOLDERS'
                                 SHARES       AMOUNT      COMPENSATION     CAPITAL       DEFICIT)       EQUITY
                               ---------   -----------   -------------  -----------   -----------   --------------
Balance at October 1, 1999     9,962,709   $   797,017   $   (88,333)   $ 3,717,500   $(4,083,993)   $   342,191
Shares issued in
 consideration for
 cancellation of
 officer loans                   805,424        64,434          --          740,990          --          805,424
Issuance of shares in
 connection with
 investment in MPI
 subsidiary                    1,350,000       108,000          --        4,042,000          --        4,150,000
Issuance of stock
 options to employee of
 subsidiary                         --            --            --          368,750          --          368,750
Exercise of stock
 options                         500,000        40,000          --           60,000          --          100,000
Issuance of common stock
 for services                  1,135,000        90,800          --        1,801,952          --        1,892,752
Issuance of shares in
 private placement,
 together with warrants,
 net of cash offering
 costs of $184,975             3,437,181       274,974          --        1,811,706          --        2,086,680
Shared issued for cash
 and guarantee of
 acquisition note                400,000        32,000          --          118,000          --          150,000
Amortization of deferred
 compensation                       --            --          35,333           --            --           35,333
Net Loss for the year
 ended September 30,
 2000                               --            --            --             --      (3,595,192)    (3,595,192)
                             -----------   -----------   -----------    -----------   -----------    -----------

Balance, September 30,
 2000                         17,590,314   $ 1,407,225   $   (53,000)   $12,660,898   $(7,679,185)   $ 6,335,938
                             -----------   -----------   -----------    -----------   -----------    -----------




                  The accompanying notes are an integral part of these financial statements.







                                              eCONTENT, INC. AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                         FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2003


                                                                               ADDITIONAL                         TOTAL
                                      COMMON STOCK              DEFERRED        PAID IN         (RETAINED      STOCKHOLDERS'
                                  SHARES          AMOUNT      COMPENSATION      CAPITAL          DEFICIT)         EQUITY
                              ------------    ------------    ------------    ------------    ------------    ------------

Balance, September 30,
 2000                           17,590,314    $  1,407,225    $    (53,000)   $ 12,660,898    $ (7,679,185)   $  6,335,938

Issuance of shares in
 private placement,
 together with warrants,
 net of cash offering
 costs of $130,018               1,469,575         117,566            --           352,416            --           469,982
Exercise of warrants and
 issuance of reparative
 shares, net of cash
 offering costs of $99,718       2,454,975         196,398            --           834,964            --         1,031,362
Issuance of shares in
 private placement                 100,000           8,000            --            32,000            --            40,000
Issuance of common
 stock for production
 rights                            100,000           8,000            --           104,500            --           112,500
Amortization of deferred
 compensation                         --              --            25,999            --              --            25,999
Return of shares pursuant
 to settlement agreement
 with certain management        (1,675,688)       (134,055)           --        (1,273,489)           --        (1,407,544)
Cancellation of options
 pursuant to settlement
 agreement with certain
 management                           --              --            27,001         (27,001)           --              --
Return of shares in
 connection with
 termination of stock
 purchase agreement,
 effective July 30, 2001        (1,350,000)       (108,000)           --        (4,042,000)           --        (4,150,000)
Issuance of shares in
 settlement                         91,833           7,347            --             6,428            --            13,775
Issuance of shares to
 directors to cancel debt
 and accrue compensation         1,442,563         115,405            --              --              --           115,405
Issuance of common stock
 for services                    1,970,000         157,600            --           336,030            --           493,630
Net loss for the year
 ended September 30, 2001             --              --              --              --        (3,118,454)     (3,118,454)
                              ------------    ------------    ------------    ------------    ------------    ------------

Balance, September 30, 2001     22,193,572    $  1,775,486    $       --      $  8,984,746    $(10,797,639)   $    (37,407)
                              ------------    ------------    ------------    ------------    ------------    ------------



                         The accompanying notes are an integral part of these financial statements.


                                            eCONTENT, INC. AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                      FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2003


                                                                          ADDITIONAL                      TOTAL
                                       COMMON STOCK         DEFERRED      PAID IN       (RETAINED      STOCKHOLDERS'
                                   SHARES          AMOUNT   COMPENSATION  CAPITAL       DEFICIT)         EQUITY
                                ----------    ------------  ------------ -----------  ------------     ------------

Balance, September 30, 2001      22,193,572   $  1,775,486   $  --     $  8,984,746   $(10,797,639)   $    (37,407)

Issuance of Warrants
   in Production Contract              --             --        --          235,200           --           235,200

Issuance of Shares in
   Settlement                       400,000         32,000      --           67,000           --            99,000

Issuance of Shares in
   Settlement Note                  100,000          8,000      --           12,000           --            20,000

Issuance of Shares for
   Compensation                   2,050,000        164,000      --          122,000           --           286,000

Issuance of Shares for
   Services                       1,245,000         99,600      --          374,250           --           473,850

Net loss for the year ended
   September 30, 2002                  --             --        --             --       (1,578,316)     (1,578,315)
                               ------------    -----------  ---------   -----------   -------------   -------------

Balance, September 30, 2002      25,988,572    $ 2,079,086  $   --      $ 9,795,196   $(12,375,955)   $   (501,672)
                               ============    ===========  =========   ===========   =============   =============





                      The accompanying notes are an integral part of these financial statements.


                                            eCONTENT, INC. AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                      FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2003


                                                                          ADDITIONAL                       TOTAL
                                       COMMON STOCK         DEFERRED      PAID IN       (RETAINED      STOCKHOLDERS'
                                  SHARES         AMOUNT   COMPENSATION    CAPITAL        DEFICIT)         EQUITY
                                 ----------      ---------    -----    ------------    -----------     ------------


Balance, September 30, 2002      25,988,572   $  2,079,086   $  --     $  9,795,196   $(12,375,955)   $   (501,672)


Adjustment to reflect amended
   Par Value as revised from
    From $.08 to $.0015             --        $ (2,040,103)  $  --     $  2,040,103    $        --     $         --
                                 ----------      ---------    -----    ------------    -----------     ------------


Balance, October 1, 2002         25,988,572   $     38,983   $  --     $ 11,835,299    $        --     $         --

Issuance of Shares to
   Cancel Production Contract
   And retire warrants              125,000            188      --           36,062           --            36,250

Issuance of Shares to
   Convert Bridge Notes             458,333            687      --           43,647          --             44,334

Issuance of Shares to
   Cancel Unpaid Compensation
   And Professional Fees         10,675,000         16,013      --          214,887           --           230,900

Issuance of Shares for
   Reparations                      750,000          1,125      --           13,875           --            15,000

Issuance of Shares to
   Settle License Fees            1,200,000          1,800      --          106,200           --           108,000

Issuance of shares @ $.03
   Per share in Private
   Placements                     1,433,333           2,150     --            42,850           --            45,000

Issuance of shares @ $.08
   Per share in Private
   Placements                       625,000             938      --           49,062           --            50,000

Issuance of shares @ $.10
   Per share in Private
   Placements, net of cash
   offering costs of $46,006      1,637,500          2,456      --          115,288           --           117,744

Issuance of shares to
   Settle $50,000 loan and
   collateral in connection
   with cancelled merger
   agreement                      2,400,000          3,600      --          140,400           --           144,000

Issuance of Shares for
   Employment Agreement
   With President                 3,000,000          4,500      --          205,500          --            210,000

Net loss for the year ended
   September 30, 2003                  --             --        --             --       (1,325,451)     (1,325,451)
                               ------------    -----------  ---------   -----------   -------------   -------------

Balance, September 30, 2003      48,292,738    $    72,440  $   --      $12,803,070   $(13,701,406)   $   (825,895)
                               ============    ===========  =========   ===========   =============   =============





                      The accompanying notes are an integral part of these financial statements.







                                        eCONTENT, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENTS OF CASH FLOW




                                                                                                    FROM APRIL 1,
                                                                FOR THE YEARS ENDED                 1998 (DATE
                                                                   SEPTEMBER 30,                   OF INCEPTION)
                                                               2002               2003               2003
                                                          ----------------   ----------------   ---------------
Cash flows from operating activities:
  Net Loss                                               $    (1,578,316)   $    (1,325,451)   $  (13,701,406)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                  30,346             30,897           128,398
    Interest expense paid with equity                                   0                  0            17,500
    Loan fees                                                           0                  0            25,000
    Stock based compensation and expenses
      paid by stock                                               985,700            691,900         8,299,235
    Equity in earnings of unconsolidated subsidiary                     0                  0          (96,774)
    Settlement income relating to stock                                 0                  0       (1,393,769)
    Loss on termination of interest in unconsolidated
      subsidiary                                                        0                  0         1,985,909
Changes in assets and liabilities:
  Deferred charges and other current assets                       131,283            482,883           592,953
  Other liabilities                                               230,704           (39,558)           449,752
  Accounts payable and accrued expenses                            44,629           (22,987)           748,242
  Cash overdraft                                                        0            (2,387)                 0
                                                          ----------------   ----------------   ---------------

    Net cash used in operating activities                       (155,654)          (184,703)       (2,944,960)
                                                          ----------------   ----------------   ---------------

Cash flows from investing activities:
  Investment in intangible assets                                       0                  0          (90,481)
  Investment in property and equipment                                  0                  0          (67,378)
  Advance on production rights                                          0                  0         (337,500)
  Investment in MPI                                                     0                  0       (1,850,000)
                                                          ----------------   ----------------   ---------------

    Net cash used in investing activities                               0                  0       (2,345,359)
                                                          ----------------   ----------------   ---------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                            0            211,015         4,624,181
  Proceeds from loans                                             146,500             60,000           650,213
  Advances from officers and stockholders                               0                  0           400,954
  Repayment of loans                                                    0                  0         (298,713)
                                                          ----------------   ----------------   ---------------

    Net cash provided by financing activities                     146,500            271,015         5,376,635
                                                          ----------------   ----------------   ---------------

Net increase (decrease)in cash and cash equivalents               (9,154)             86,312            86,316

Cash and cash equivalents, Beginning of Period                      9,158                  4
                                                          ----------------   ----------------   ---------------

Cash and cash equivalents, End of Period                 $              4   $         86,316   $        86,316
                                                          ================   ================   ===============

                   The accompanying notes are an integral part of these financial statements.

                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1-ORGANIZATION AND NATURE OF BUSINESS

         eContent Inc.'s primary business is the creation, co-production, marketing and distribution of high quality, world class children's and family oriented entertainment properties. The properties are marketed in all multi-platform areas of commercial exposition ranging from Television to Home Video to Merchandise Licensing to Electronic & Video Games to Book and Music Publishing.

         eContent, Inc. (the "Company") was originally incorporated under the laws of the State of Delaware on December 3, 1986 as Flair Communications, Inc. On September 26, 1994, the Company acquired all of the issued and outstanding shares of Tier Environmental Services, Inc. ("Tier of Florida"), a Florida corporation. On September 29, 1994 the Company changed its name to Tier Environmental Services, Inc. On September 27, 1995, the Company entered into a merger and acquisition plan to acquire all the shares and assets of Plant Technical Services, Inc. ("PTS"), an engineering and technical services firm consulting to the power industry, located in Texas. In February 1996, the Company changed its name to Gulfstar Industries, Inc.

         On January 4, 1999 the Company acquired all of the issued and outstanding shares of Media Visions Properties, Inc. and changed its name to Media Vision Productions, Inc. from Gulfstar Industries effective the same date. This transaction was accounted for as a reverse merger. On October 1, 1999 the Company changed its name to eContent, Inc.

         During the year ended September 30, 2000, the Company initially recorded its investment in MPI as a consolidated subsidiary of ETNT pursuant to a stock purchase agreement from May of 2000. Upon the acquisition of a 51% interest in MPI at that time, the Company had a conditional option to acquire the remaining 49% of MPI, with certain extensions through July 30, 2001. On July 30, 2001, eContent let its right to complete the acquisition of MPI expire, and subject to the return of certain shares, the Company forfeited any interest in MPI. The Company restated its financial statements for the fiscal year ended September 30, 2000 to record this investment as an unconsoliated subsidiary in its filing for the fiscal year ended September 30, 2001 in which the Company recorded a loss on the termination of its investment in MPI effective July 30, 2001. Subsequent to September 30, 2001, the Company and MPI concurrently exchanged certain releases relating to the preceding and entered into a preliminary program production agreement. On September 30, 2003, the Company executed an agreement to terminate its preliminary production agreement with MPI. As part of the agreement, the Company issued 125,000 shares of its common stock to MPI and cancelled 1,400,000 warrants issued to MPI's President, Robert Marty, as part of the initial production agreement. Additionally, both parties agreed to cancel outstanding notes due to and from eContent, and again provide certain releases.

         On February 7, 2003 eContent Inc. entered into a conditional plan for a corporate combination agreement to merge with Anglebabies LLC, a California Limited Liability Company. The terms of the agreement provided for eContent to receive 100% of all Anglebabies, LLC's interests; in exchange for which the interest of the members of the limited liability company were to be issued shares of eContent common or preferred stock, totaling approximately 80% of the value of the new combination. The number of shares to be issued were subject to an adjustment after the issuance of a fairness opinion. All terms and conditions of the agreement were subject to shareholder approval. On June 13, 2003 the Company elected to not implement this agreement and the proposed merger with Angel Babies, LLC was terminated.

         On June 15, 2003 appointed Peter Keefe as the Company's President. Management considered that Mr. Keefe's network of global contacts, associations and affiliations in the children and family entertainment and licensing industries would connect the Company with a uniquely broad, and extremely valuable, base of exciting revenue generating marketing opportunities. Mr. Keefe was issued 3,000,000 shares of the Company's common stock in connection with his employment agreement. On December31, 2003, the Company's Board of Directors approved an agreement with Peter Keefe, the Company's president, pursuant to a deal memorandum dated December 1, 2003, which is intended to be binding and subject to definitive agreements. The agreement provides for the issuance of 10,000,000 restricted shares of the Company's common stock (or an equivalent value of both common stock and warrants to purchase shares of common stock) whereby the Company will acquire rights to certain properties.

                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2-LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENTS PLANS

         The Company's working capital at September 30, 2003 was a deficit of $544,843. Since the reorganization, the Company has funded its operations from the issuance of common stock and loans from officers and certain shareholders. The Company has incurred operating losses totaling $13,701,405 from inception April 1, 1998 through September 30, 2003. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to:

(1)  satisfy its current obligations,
(2)  continue its development of properties and projects, and
(3)  successfully implement its plans to market the properties and projects.

         The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2004 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

         (1) The Company presently has ongoing negotiations with a number of financing alternatives, including obtaining working capital from the proceeds of convertible bridge notes and private placements of the Company's equity including its common stock and warrants. The Company also plans to settle prior obligations with equity and extended payment terms. The Company believes that any of the above, or a combination thereof, will be successfully closed in an orderly fashion and provide the necessary working capital, to maintain the current visibility and development of its show properties, until such time the Company can obtain cash flow from revenues and ultimately attain profitable operations.

         (2) In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company:

           (A) On June 15, 2003 appointed Peter Keefe as the Company's President. Management believes Mr. Keefe's network of global contacts, associations and affiliations in the children and family entertainment and licensing industries will connect the Company with a uniquely broad, and extremely valuable, base of exciting revenue generating marketing opportunities. On December31, 2003, the Company's Board of Directors approved an agreement with Peter Keefe, the Company's president, pursuant to a deal memorandum dated December 1, 2003, which is intended to be binding and subject to definitive agreements. The agreement provides for the issuance of 10,000,000 restricted shares of the Company's common stock (or an equivalent value of both common stock and warrants to purchase shares of common stock-based upon the Company's share price as of December 1, 2003; $.20), or a total of approximately $2,000,000, the Company will acquire rights to certain properties, including direct profit participation, merchandise licensing and distribution and the US television distribution rights in connection with the Nine Dog Christmas, Nine Dog Night of Fright and Z-Force animated show properties.

           (B) The Company has established a platform to launch properties and products in television and merchandise licensing sales, and marketing of the Nine Dog Christmas, Nine Dog Night of Fright and Z-Force animated show properties and also has relationships with leading production, distribution and licensing groups. The Company has built working alliances with several outside production studios and talent pools and the Company has identified several projects it plans to implement on a property by property basis during fiscal 2004 and beyond.

         Management believes that actions presently being taken to complete the Company's development stage through the successful production and distribution of children's and family entertainment properties will ultimately generate sufficient revenue to support its operations. However, there can be no assurance that eContent will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans.

                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated balance sheet as of September 30, 2003 includes the accounts of the Company and its wholly owned subsidiary, Media Vision Properties Inc., which commenced operations on April 1, 1998 and National Licensing Corporation, which commenced operations on September 5, 2000. The consolidated statements of operations include the results of operations of the Company and Media Vision Properties, Inc. for all periods presented and National Licensing Corporation effective September 5, 2000.

         All significant intercompany accounts and transactions have been eliminated.

RRECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION

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

LONG-LIVED ASSETS

         In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," ("FAS 142") which became effective for the Company October 1, 2002 for the fiscal year ended September 30, 2003. As a result of this new standard, goodwill will no longer be amortized, but will be tested annually for impairment beginning in fiscal year ending September, 2003. Goodwill impairment testing will require that the Company make judgments concerning future cash flows and appropriate discount rates. For the fiscal year ended September 30, 2003 the Company applied the transitional impairment test which resulted in the company concluding that no impairment, in addition to the amortization as previously recorded, was necessary during the year ended September 30, 2003, however, the Company will continue its scheduled amortization policy for organizational expenses.

                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

INCOME TAXES

         The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. Because of the uncertainty regarding the Company's future profitability, the future tax benefits of its losses have been fully reserved for. Therefore, no benefit for the net operating loss has been recorded in the accompanying consolidated financial statements.

         Utilization of net operating losses generated through September 30, 2001 may be limited due to changes in ownership that occurred.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

SUPPLEMENTAL INFORMATION-STATEMENT OF CASH FLOWS

                           FOR THE YEARS ENDED
                               SEPTEMBER 30,
                            2002         2003
                          -------      -------

Interest Paid             $      0      $     0
                           =======       ======
                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

                                                             FOR THE YEARS ENDED
                                                                SEPTEMBER 30,
                                                             2002         2003
                                                           --------     --------

Issuance of1,400,000 warrants for production
rights                                                     $235,200     $   --
                                                           ========     ========

Cancellation of $286,000 and $231,900 of unpaid salary,
  expenses and fees due to Officers, Directors and
  Professionals, including the Company's outside
  counsel, for the issuance of 2,050,000 and 10,675,000
  shares of common stock                                   $286,000     $231,900
                                                           ========     ========

Issuance of 1,245,000 and 3,000,000 shares of
  common stock for services                                $473,850     $210,000
                                                           ========     ========

Issuance of 100,000 and 458,333 shares of common
  stock for repayment of loan and accrued interest
  and the conversion of Bridge Notes and
  accrued interest                                         $ 21,500     $ 44,334
                                                           ========     ========

Issuance of 1,200,000 shares of common stock
  to settle outstanding licensing rights                   $   --       $108,000
                                                           ========     ========

Issuance of 125,000 shares of common stock
  to cancel production agreement and warrants              $   --       $ 36,250
                                                           ========     ========

Issuance of 750,000 shares of common stock
  to investor as reparation                                $   --       $ 15,000
                                                           ========     ========

Issuance of 2,400,000 shares of common stock
  to settle $50,000 loan and collateral, in
  connection with cancelled merger agreement               $   --       $144,000
                                                           ========     ========
                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

ORGANIZATIONAL COSTS

         Costs incurred by the Company and liabilities assumed in the acquisition of eContent, Inc. accounted for as a recapitalization of Media Vision Properties, Inc. have been capitalized at historical cost. Amortization is computed using the straight line method over the estimated life of 60 months.

         Amortization expense was $18,096 and $19,672 for the years ended September 30, 2002 and 2003, respectively.

STOCK-BASED COMPENSATION

         Financial Accounting Statement No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

Recent Accounting Pronouncements

   In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on our financial statements.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with the provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a significant impact on our consolidated financial position or results of operations.

   In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company has adopted the disclosure provisions in our consolidated financial statements as disclosed above under Stock Based Compensation.

                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

  In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company during the first quarter ending December 31, 2003. The adoption of FIN 45 will not have a significant impact on our consolidated financial position or results of operations.

   In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on our consolidated financial position or results of operations.

   In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement is not expected to have a significant impact on the Company's results of operations or financial position.

VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts reported in the consolidated balance sheets for eContent's cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to the short maturities of these financial instruments.

DEFERRED COSTS

         Deferred costs relating to production agreements are charged to operations over the effective period of each agreement. Deferred costs anticipated to be charged to operations during the next year are classified as current assets.

                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTSFAIR

NOTE 4-STOCKHOLDERS' EQUITY

COMMON STOCK

         The Company had authorized 50,000,000 shares of common stock with a par value of $.08, and during the fiscal year ended September 30, 2003, management allowed, and on November 24, 2003, the stockholders ratified a change to 100,000,000 shares authorized and a par value of $.0015

         As of October 1, 1997 the Company's predecessor had 9,181,365 shares of common stock outstanding, after the exchange of 75,000 preferred shares to common shares pursuant to the Plan of Reorganization.

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

                        eCONTENT, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTSFAIR

NOTE 4-STOCKHOLDERS' EQUITY - (Continued)

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

         In connection with the termination of the Company's investment in MPI,the Company recorded the return of 1,350,000 shares of its common stock, valued at $4,150,000 based upon the original value ascribed to the shares when issued, effective July 30, 2001.

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

                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4-STOCKHOLDERS' EQUITY - (Continued)

         Effective June 30, 2002, the company issued 1,125,000 shares of its common stock values to consultants for services totaling $456,750, based upon the fair market value of the company's common stock on June 30, 2002.

         During the year ended September 30, 2002 the company issued 250,000 shares to its former President and 1,800,000 to its executive officers for compensation valued at $286,000 based upon the fair market value on the date the shares were issued.

         In January 2003 the Company issued 750,000 shares as reparations to an individual investor valued at $15,000.

         In February 2003 the Company issued 1,200,000 shares in a settlement offer for outstanding licensing fees related to a licensing agreement executed in 1999. After on-going negotiations, in September 2003, the parties agreed to settle $100,000 of the outstanding balance. The 1,200,000 shares were valued at $108,000 based upon the fair market value on the on the date the shares were issued to the licensor. The Company recorded a settlement loss of $8,000 in the quarter ended September 30, 2003.

         In May 2003, the Company issued 600,000 shares of its common stock for $.03 per share in private placements which generated proceeds to the Company of $20,000.

         In June 2003, in connection with the termination of the merger agreement. the Company issued 2,400,000 shares of its common stock to certain shareholders who pledged certain shares as collateral for a loan of $50,000. This resulted in a reparative loss on settlement of $92,000 which was recorded in the period ended June 30, 2003

         In July 2003, the Company issued 833,333 shares of its common stock for $.03 per share in private placements which generated proceeds to the Company of $25,000.

         In August 2003, the Company issued 625,000 shares of its common stock for $.08 per share in private placements which generated proceeds to the Company of $50,000.

         In September 2003, the Company issued 1,637,500 shares of its common stock for $.08 per share in private placements, which net of offering costs of $13,756, generated net proceeds to the Company of $117,744.

         In September 2003, the Company issued 125,000 shares valued at $36,250 to Robert Marty, the president of MPI, in connection with an agreement to cancel 1,400,000 warrants and to cancel a production agreement executed in June 2002. Additionally, as part of this agreement, both parties agreed to settle the outstanding notes due to and from eContent.

         During the year ended September 30, 2003 the Company issued 3,000,000 shares to its new President in connection with an employment agreement executed in on June 15, 2003 valued at $210,000 based upon the fair market value on the date the shares were issued. Additionally, the Company issued 6,800,000 shares to two of its executive officers for compensation valued at $152,000 based upon the fair market value on the on the dates the shares were issued.

         During the year ended September 30, 2003 the Company issued 4,000,000 shares for consulting services valued at $88,900 based upon the fair market value on the date the shares were issued.

                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4-STOCKHOLDERS' EQUITY - (Continued)

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

RESERVED SHARES

Licensing Rights and Distribution Agreements

         The Company has reserved up to 10,000,000 shares of its common stock ; (or an equivalent value of both common stock and warrants to purchase shares of common stock-based upon the Company's share price as of December 1, 2003; $.20); in connection with certain licensing and distribution rights, the assignment for which, subject to the completion of certain fairness reviews and valuation appraisals is discussed in Note 11.

                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4-STOCKHOLDERS' EQUITY - (Continued)

STOCK OPTIONS

         In connection with the employment agreements discussed in Note 7, the Company issued stock options to the officers which vest over the three years covered in the agreement and generally expire in five years.

         A summary of the stock option activity for the three years ended September 2003, all of which were nonqualified stock options, is set forth below:
                                                                        WEIGHTED
                                                                        AVERAGE
                                                       NUMBER OF        EXERCISE
                                                        OPTIONS           PRICE

Outstanding at September 30, 1999                        400,000          $.625
                                                        --------          -----
Granted                                                  500,000          $.200
Exercised                                               (500,000)         (.200)
Canceled                                                    --               --
                                                        --------          -----
Outstanding at September 30, 2000                        400,000          $.625
                                                        ========          =====
Granted                                                  250,000           .250
Exercised                                                   --              --
Canceled                                                (400,000)         (.625)
                                                        --------          -----
Outstanding at September 30, 2001                        250,000          $.250
                                                        ========          =====
Outstanding at September 30, 2002                        250,000          $.250
                                                        ========          =====
Granted                                                  800,000           .250
Exercised                                                   --               --
Canceled                                                    --               --
                                                        --------          -----
Outstanding at September 30, 2003                      1,050,000          $.250
                                                        ========          =====

Exercisable at September 30, 2003                        450,000          $.250
                                                        ========          =====

         The per share weighted average remaining life of the options outstanding at September 30, 2003 is 3.2 years.

         The Company has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value. For pro forma purposes, the weighted average fair value of options granted in 2001 and 2003 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 160% and 210%, risk-free interest rate ranging from 6.0 in 2001 and 3% in 2003 and expected option life of 3 years for 2001 and 2003, respectively. The per share weighted-average fair value of stock options granted during 2000 was $.16 and 2001 was $.215. Had compensation expense for stock options granted under the Plan been determined based on fair value at the grant dates, the Company's net loss for 2001 and 2002 would have been increased to the pro forma amounts shown below.

                                    SEPTEMBER 30,       SEPTEMBER 30,
                                         2002               2003
                                    --------------      -------------

Net loss:
  As reported                         $1,578,316         $ 1,325,451
  Pro forma                           $1,578,316         $ 1,334,951
                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4-STOCKHOLDERS' EQUITY - (Continued)

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

         In connection with the private placements discussed above in September and October, 2000 and again through June 30, 2001, the Company issued 886,444 warrants for services to an investment banker at prices of $.40, $.69 and $1.50, respectively. This same investment banker received 20,000 warrants to purchase the Company's common stock at $.20 for a period of 5 years through September, 2006 in connection with bridge loans.

         In connection with the issuance of 125,000 shares to MPI to cancel the Production agreement, the 1,400,000 warrants originally issued to Robert Marty, the president of MPI, were cancelled.

         As a result of the preceding the Company has the following warrants outstanding as of September 30, 2003.

                                        Exercise
Expiration                              Quantity            Price
----------                              --------            -----

October 2004                             33,000             $ .12
October 2005                            642,103             $ .69
November 2005 to
August 2006                           3,150,241             $1.50
August 2006                             138,426             $ .40
September 2006                           42,500             $ .20
October 2007 to
February 2008                           191,000             $ .14
                                      ---------              ----
   Total                              4,197,270
                                      =========

Weighted average
  exercise price                                            $1.25
                                                             ====


PREFERRED STOCK

         The certificate of incorporation of the Company authorizes its board of directors to issue for value 1,000,000 shares of preferred stock, $10 par value. Preferred stock may be issued in series with such designations, relative rights, preferences and limitations as may be fixed from time to time by the board of directors of the Company. In connection with the predecessor's acquisition of PTS, the Company issued 75,000 shares which were converted into common stock on a one to one basis pursuant to the plan of reorganization. As of September 30, 2003 the Company had no preferred stock outstanding.

                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         In July, 2001 a director lent The Company $20,000, with interest at 6% per year and is due upon completion of a private placement by the Company. This note, plus accrued interest, was paid in June 2002 by the issuance of 100,000 shares of the company's common stock.

         In June 2003, the Company issued 200,000 shares of its common stock to its former president and 1,400,000 shares of its common stock to an officer in connection with shares pledged as collateral for a $50,000 loan issued to the Company.

         During the fiscal year ended September 30, 2003, the Company issued 3,000,000 shares of its common stock to its new president in connection with an employment agreement valued at $210,000. Additionally, the Company issued 6,800,000 to two of its executive officers in lieu of $152,000 of compensation.

         On December 31, 2003 the Company agreed to purchase rights from the president, to be paid in equity, the approximate value of such equity of approximately $2,000,000. (See also note 11.)


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

                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7-COMMITMENTS AND CONTINGENCIES

         The Company's predecessor's subsidiaries were involved in various litigation in connection with their prior operations which were eliminated by the reorganization under bankruptcy.

In connection with the predecessor's acquisition and operation of its former operating subsidiary PTS, the Company had terminated and commenced an action against the former president of the PTS subsidiary. In turn, the former president had commenced an action for wrongful termination against the Company. These actions were dismissed in the bankruptcy proceedings and the former president has appealed this decision. On September 13, 2001 this matter was settled with this issuance of 91,833 shares of the Company's common stock.

         On September 24, 1999 the Company entered into employment agreements with its president and two executive officers. The general terms of the agreements provide for the three officers to receive annual salaries and certain stock and option compensation. In May, 2001 these agreements were canceled and certain shares were returned to the Company.

         On October 5, 1999, the Company entered into a licensing agreement with an individual and Spartan Sporting Goods and Fashions, Inc. ("Spartan") a privately held New York Corporation for the exclusive master license of certain logos, trademarks and copyrights. The agreement provided that the Company pay 30% of all royalty income received under this agreement to the Licensor, or "Spartan". Additionally, the agreement provided for minimum annual non-refundable license fees, annually for each optional renewal, through 2008. Effective December 31, 2002, the Company decided not to renew the agreement with Spartan. As of September 30, 2003, net of the settlement of $100,000 for 1,200,000 shares, $102,400 remains due to Spartan for unpaid license rights fees.

         On June 15, 2003, the Company entered into an employment agreement with its president and chief executive officer. The general terms of the agreement provides for a grant of 3,000,000 shares of common stock upon execution of the agreement; a base salary of $185,000 per year with annual increases of 10% through 2006 and a grant of 400,000 options at $.25 per share and vest for 100,000 options per year through 2006.

         On July 1, 2003, the Company entered into an employment agreement with its executive vice president and chief operating/financial officer. The general terms of the agreement provides for a base salary of $165,000 per year with annual increases of 10% through 2006 and a grant of 400,000 options at $.25 per share and vest for 100,000 options per year through 2006.

NOTE 8-INCOME TAXES

         No provision has been made for corporate income taxes on the parent company due to cumulative losses incurred. The Company has available unrealized tax benefits in the form of net operating loss ("NOL") carry-forwards of approximately $13,430,000 for federal income tax purposes to reduce future taxable income. If not utilized, the federal NOL's expire at various dates through 2023.

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

NOTE 9-PROPERTY AND EQUIPMENT

Property and equipment, at cost, at September 30, 2003 is as follows:

Office equipment                                               $ 89,562
Less-Accumulated depreciation                                   (43,940)
                                                               ---------
                                                               $ 45,622
                                                               =========
         Depreciation expense for the period for the year ended September 30, 2002 and 2003 was $12,250 and $11,225 respectively.

                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

During the year ended September 30, 2003 the Company accrued $11,906 of interest on these notes and $40,000 of principle and $4,334 of accred interest was converted into 458,333 shares of the Company's common stock.

NOTE 11-SUBSEQUENT EVENTS

         The Company issued a proxy and held a Special Meeting of Stockholders on November 24, 2003. The matters considered at this meeting were to: 1)increase the number of the Company's Authorized Common Stock from 50,000,000 to 100,000,000, 2)change the Company's Common Stock Par Value from $.08 to $.0015, and 3)change the Company name to Earthworks Entertainment, Inc. All of these matters were approved by the shareholders.

         In December 2003, the Company issued 200,000 shares of its Common Stock, valued at $32,000 based upon the value of its common stock at the date of issuance, in exchange for a full release of a default judgement that was filed against the Company in connection with a bridge note executed in 1999.

         In December 2003, the Company reached a tentative settlement with its former president to settle approximately $71,000 of unpaid expenses and compensation for 400,000 shares of common stock. The Company intends to issue the shares when the final settlement agreement is executed and also in December 2003, the Company reached a agreement with a vendor to settle approximately $25,000 in accounts payable for a cash payment of $20,000. The Company plans to make this payment during the second quarter, 2004.

         In December 2003, the Company reached a tentative agreement with two officers to settle approximately $108,000 of unpaid expenses and compensation due from a prior settlement for 675,000 shares of common stock. The Company intends issue the shares once the final settlement agreement is executed.

         On December 31, 2003, the Company's Board of Directors approved an agreement with Peter Keefe, the Company's president, pursuant to a deal memorandum dated December 1, 2003, which is intended to be binding and subject to definitive agreements. The agreement provides for the issuance of 10,000,000 restricted shares of the Company's common stock (or an equivalent value of both common stock and warrants to purchase shares of common stock-based upon the Company's share price as of December 1, 2003; $.20); or a total value of approximately $2,000,000, the Company will acquire rights to certain properties.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

         Our present executive officers and directors are:

NAME                                AGE        POSITION HELD

Peter Keefe                         51         President/CEO

William H. Campbell                 58         Executive Vice President/CFO

Gary A. Goodell                     52         Director


Current Directors

         Peter Keefe, President, Chief Executive Officer and Director, is a highly regarded world-renowned creator, producer & marketer of superlative television series and highly successful merchandise licensing properties. In the past eighteen years he has created, produced and sold over 600 half hours of award wining children's and family entertainment programming; TV shows watched by hundreds of millions of viewers, generating hundreds of millions of dollars in commercial business. Some of his `hit' performance properties in the global entertainment market include Voltron, Denver the Last Dinosaur, Widget, Mr. Bogus and Twinkle.

         William H. Campbell, Executive President, Chief Financial Officer and Director, was not only one of the original founders of eContent, but also of National Media, which became the largest purchaser of cable television time in the United States. He has 15 years experience in investor and corporate relations. Through the years Mr. Campbell established contacts with the financial press, radio, television and print which included television interviews with CNN, FNN and many local stations. He has also been interviewed and quoted in many major business and financial publications.

         Gary Goodell, Director, served as our Vice President-Marketing from January 4, 1999 through September, 2000. Mr. Goodell has 25 years experience in radio, TV and recording industry. Prior to joining the Company, since 1994 he was contracted with a major market television station to produce and syndicate programming to over 300 stations. He has owned and operated radio stations. In the record industry he has marketed and promoted top acts for CBS, Warner Brothers, EMI, RCA and Capital.

Former Directors
----------------

         On April 17, 2001, John Haggin resigned from the eContent Board.

         On April 17, 2001 John Sgarlat resigned as Chairman/CEO and as Director of the Board; Cornelia Eldridge was appointed President/COO.

         On May 15, 2002 Cornelia Eldridge resigned as President/CEO.

         On February 7, 2002 Daniel Cannon was appointed President/CEO.

         On June 13, 2003 Daniel Cannon was terminated as President/CEO.

         On June 15, 2003 Peter Keefe was appointed President/CEO.

         On June 26, 2003 Daniel Cannon resigned as a Director.

ITEM 10. EXECUTIVE COMPENSATION.

                                                          SECURITIES
                                                          AND PROPERTY
                                          SALARIES,        INSURANCE
                                            FEES,         BENEFITS OR
                                          DIRECTOR'S       REPAYMENT
NAME OF INDIVIDUAL                          FEES,              OF
 OR NUMBER OF             CAPACITIES IN  COMMISSION         PERSONAL
PERSONS IN GROUP          WHICH SERVED   AND BONUSES        BENEFITS
--------------------      ------------   -----------       ----------

Peter Keefe (1)            President
                           CEO,
                           Director,
                           President      $ 264,456 (2)  400,000 options (5)

William H. Campbell (1)    Executive Vice
                           President,
                           Director       $ 120,250 (3)  400,000 options (5)
Gary A. Goodell (1)        Director       $  86,510 (4)           0
                                           ---------          -------
                                          $ 471,216               0
                                            ========          =======

(1)      Denotes Director.

(2) Includes $210,000 signing bonus paid by the issuance of 3,000,000 shares of the Company's common stock.

(3) Includes $76,000 in consulting/management fees paid by the issuance of 3,400,000 shares of the company's common stock.

(4) Includes $76,000 in consulting/management fees paid by the issuance of 3,400,000 shares of the company's common stock.

(5) pursuant to new employment agreements grant of 400,000 options to purchase the Company's common stock, which vest 100,000 shares per year 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

MANAGEMENT

         The following table sets forth the number of Common Shares of the Company owned by record, or to the knowledge of the Company, beneficially, by each Officer or Director of the Company and by each person owning five percent or more of the Company's outstanding shares, as of December 15, 2003, based upon 48,292,738 shares outstanding

                       AMOUNT AND NATURE OF     PERCENTAGE OF
NAME AND ADDRESS       BENEFICIAL OWNERSHIP     CLASS OWNED

Peter Keefe (1)(2)         3,100,000               6.41%
William Campbell (1)       3,200,000               6.61%
Gary Goodell               3,374,942               6.99%

         All officers and directors as a group beneficially own 9,674,942 or 20.01% of the outstanding shares of the Company.

(1)      Includes 100,000 options vested as of December 15, 2003.

(2) Does not include up to 10,000,000 shares subject to agreement approved on December 31, 2003.

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

         Effective September 25, 2003 the Company issued 1,200,000 shares valued at $108,000, based upon the value when issued, as settlement for outstanding licensing fees related to a licensing agreement executed in 1999.

         Effective June 30, 2003, in connection with the termination of the merger agreement. the Company issued 2,400,000 shares of its common stock to certain shareholders who pledged certain shares as collateral for a loan of $50,000. This resulted in a reparative loss on settlement of $92,000 which was recorded in the period ended June 30, 2003

         In September 2003, the Company issued 125,000 shares valued at $36,250 to Robert Marty, the president of MPI, in connection with an agreement to cancel 1,400,000 warrants and to cancel a production agreement executed in June 2002. Additionally, as part of this agreement, both parties agreed to settle the outstanding notes due to and from eContent.

         During the year ended September 30, 2003 the Company issued 3,000,000 shares to its new President in connection with an employment agreement executed in on June 15, 2003 valued at $210,000 based upon the fair market value on the date the shares were issued. Additionally, the Company issued 6,800,000 shares to two of its executive officers for compensation valued at $152,000 based upon the fair market value on the on the dates the shares were issued.

         During the year ended September 30, 2003 the Company issued 4,000,000 shares for consulting services valued at $88,900 based upon the fair market value on the date the shares were issued.

         During the year ended September 30, 2003, in connection with employment agreements executed with its executive officers, the Company has accrued unpaid compensation of $36,960 to its President/CEO and $36,250 to its Executive Vice President/CFO.

         On December31, 2003, the Company's Board of Directors approved an agreement with Peter Keefe, the Company's president, pursuant to a deal memorandum dated December 1, 2003, which is intended to be binding and subject to definitive agreements. The agreement provides for the issuance of 10,000,000 restricted shares of the Company's common stock (or an equivalent value of both common stock and warrants to purchase shares of common stock-based upon the Company's share price as of December 1, 2003; $.20); or a total of approximately $2,000,000, the Company will acquire rights to certain properties

                                     PART IV

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

   10.7           Entertainment Properties deal memo

   10.8*          General release with indemnity from Company to Marty

   10.9*          General release with indemnity from Marty to Company

   10.99          Employment agreements with Peter Keefe, and William Campbell.

   99.1           Officers Certifications

* The above items were previously filed and are hereby incorporated by reference.


ITEM 14 - CONTROL PROCEDURES

         The Company's chief executive officer and chief financial officer have evaluated the controls and procedures within 90 days of the filing date of this quarterly report and concluded that the Company's disclosure controls and procedures were effective. There were no significant changes in the Company's internal controls subsequent to the date of the evaluation by such officer.

                           SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned based upon the best information available pursuant to Section 12b-25, thereunto duly authorized.

                                                     eCONTENT, INC.

Dated: January 2, 2004
       -----------------

                                                  By: /s/ Peter Keefe
                                                  ---------------------
                                                  Peter Keefe, CEO/President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                           TITLE                               DATE


/s/ Peter Keefe            CEO, President                     January 2, 2004
-----------------------
Peter Keefe


/s/ WILLIAM H. CAMPBELL    CFO, Executive Vice President      January 2, 2004
-----------------------
William H. Campbell


/s/ GARY GOODELL           Director                           January 2, 2004
-----------------------
Gary Goodell