Form 10QSB
period 2003-12-31
ECONTENT INC
filed 2004-02-09
CIK 820789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 1O-QSB

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     FOR THE QUARTER ENDED DECEMBER 31, 2003

                          COMMISSION FILE NO. 133-16736

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)

             (Exact name of registrant as specified in its charter)

          DELAWARE                                             23-2442288
------------------------------------                           ----------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

324 Dutura St., West Palm Beach, FL                              33314
------------------------------------                           ---------

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

  The number of shares outstanding of each of the registrant's classes of common stock as of January 28, 2004, is 53,195,863 shares all of one class of $.08 par value which is $.015 par value common stock and no shares of convertible preferred stock with a $10.00 par value.

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                           A DEVELOPMENT STAGE COMPANY

                                      INDEX

                                                                       PAGE
PART I   FINANCIAL INFORMATION

Unaudited Consolidated Balance Sheet-December 31, 2003                  3

Unaudited Consolidated Statements of Operations-Three Months
  Ended December 31, 2003                                               4

Unaudited Consolidated Statement of Cash Flows-Three Months
  Ended December 31, 2003                                               5

Notes to the Consolidated Financial Statements                          6

Management's Discussion and Analysis of Financial
  Conditions and Results of Operations                                 15

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                             21

Item 2.  Changes in Securities                                         21

Item 3.  Defaults Upon Senior Securities                               21

Item 4.  Submission of Matters to a Vote of Security Holders           21

Item 5.  Other Information                                             21

Item 6.  Exhibits on Reports on Form 8-K                               21

Signature Page                                                         22

                EARTHWORKS ENTERTAINMENT, INC.. AND SUBSIDIARIES
                            (FORMERLY eCONTENT, INC.)
                           A DEVELOPMENT STAGE COMPANY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003
                                   (UNAUDITED)
ASSETS

Current Assets:
  Cash                                                            $      66,684
  Deferred costs
                                                                              -
                                                                   -------------

     Total Current Assets                                                66,684

Deferred production costs
                                                                              -

Property and equipment, net of accumulated
            depreciation of $45,965                                      43,597

Other Assets:
  Intangible assets, net of accumulated
            amortization of $90,481                                   2,000,000

      Total Other Assets                                              2,000,000
                                                                   -------------

      Total Assets                                                    2,110,281
                                                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable and accrued expenses                                 284,911
  Other current liabilities                                             245,750
                                                                   -------------

      Total Current Liabilities                                         530,661

Other Liabilities                                                        96,775

Bridge loans expected to convert to equity                              214,006

Stockholders' Equity:
  Common stock, par value $.0015 per share; authorized
   100,000,000 shares, 50,687,738 issued and outstanding
  Convertible preferred stock, authorized 1,000,000 shares,
    par value $10.00; no shares issued and outstanding                   76,032
  Additional paid in capital                                         15,147,479
  Deficit accumulated during development stage                     (13,954,672)
                                                                   -------------

      Total Stockholders' Equity                                      1,268,839
                                                                   -------------

      Total Liabilities and Stockholders' Equity                  $   2,110,281
                                                                   =============

See notes to the consolidated financial statements


                          EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                                     (FORMERLY eCONTENT, INC.)
                                    (A DEVELOPMENT STAGE COMPANY
                                      STATEMENT OF OPERATIONS

                                                                                            FROM
                                                                                           APRIL 1,
                                                                                            1998
                                                                                          (DATE OF
                                                                                         INCEPTION)
                                                       FOR THE THREE MONTHS ENDED            TO
                                                               DECEMBER 31,             DECEMBER 31,
                                                         2002            2003               2003
                                                     -------------   -------------    ---------------
Total Revenues                                      $           -  $            -   $              -
                                                     -------------   -------------    ---------------

Direct Costs and Expenses:
  Development, production and distribution
     including non-cash stock related charges
     of $23,880, $0 and $916,056 respectively              23,880               -          2,402,512

  General and administrative including
     non-cash charges of $32,000, $205,000
    and $2,753,072                                         64,200         194,351         10,223,600
  Depreciation and amortization                            13,699           6,549            134,947
                                                     -------------   -------------    ---------------

      Total Costs and Expenses                            101,779         200,900         12,761,059
                                                     -------------   -------------    ---------------

  Loss from operations before other expenses
    and provisions for income taxes                     (101,779)       (200,900)       (12,761,059)

Other Operating Income (Expense):
  Interest income                                                                              1,666
                                                                -               -
  Settlement income (expense)                                            (49,865)            968,764
                                                                -
  Interest expense (net)                                  (2,500)         (2,500)          (113,326)
  Equity in earnings of unconsolidated
    subsidiary                                                                                96,774
                                                                -               -
  Loss from termination of interest in
    unconsolidated subsidiary                                                            (1,985,901)
                                                                -               -
   Impairment Loss                                                                         (161,589)
                                                                -               -
                                                     -------------   -------------    ---------------

      Total Other Operating Income (Expense)              (2,500)        (52,365)        (1,193,612)
                                                     -------------   -------------    ---------------

  Operating (Loss) before income taxes                  (104,279)       (253,265)       (13,954,671)

  Provision for income taxes
                                                                -               -                  -
                                                     -------------   -------------    ---------------

      Net (Loss)                                    $   (104,279)  $    (253,265)   $   (13,954,671)
                                                     =============   =============    ===============

Loss per common share, basic and diluted            $     (0.004)  $      (0.005)
                                                     =============   =============

Weighted average common shares outstanding,
  basic and diluted                                    29,311,697      48,653,390
                                                     =============   =============


See notes to the consolidated financial statements



                                   EARTHWORKS ENTERTAINEMENT,, INC. AND SUBSIDIARIES
                                               (FORMERLY eCONTENT, INC.)
                                             (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    FROM APRIL 1, 1998
                                                                FOR THE THREE MONTHS ENDED         (DATE OF INCEPTION)
                                                                       DECEMBER 31,                  TO DECEMBER 31,
                                                                  2002              2003                   2003
                                                             ---------------   ----------------    -------------------
Cash flows from operating activities:
  Net Loss                                                 $      (104,279)  $       (253,265)   $      (13,954,671)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                    13,699              6,549               134,947
    Interest expense paid with equity                                     -                  -                17,500
    Loan fees                                                             -                  -                25,000
    Stock based compensation and expenses
      paid by stock                                                  41,200            240,002             8,539,237
    Equity in earnings of unconsolidated subsidiary                       -                  -              (96,774)
    Settlement income relating to stock                                   -                  -           (1,393,769)
    Loss on termination of interest in unconsolidated
      subsidiary                                                          -                  -             1,985,909
Changes in assets and liabilities:
  Deferred charges and other current assets                           5,886           (11,730)               581,223
  Other liabilities                                                  20,500           (90,398)               359,354
  Accounts payable and accrued expenses                              13,000           (20,520)               725,335
  Cash overdraft                                                          -                  -                     -
                                                             ---------------   ----------------   -------------------

    Net cash used in operating activities                           (9,994)          (129,362)           (3,076,709)
                                                             ---------------   ----------------   -------------------

Cash flows from investing activities:
  Investment in intangible assets                                         -                  -              (90,481)
  Investment in property and equipment                                    -                  -              (67,378)
  Advance on production rights                                            -                  -             (337,500)
  Investment in MPI                                                       -                  -           (1,850,000)
                                                             ---------------   ----------------   -------------------

    Net cash used in investing activities                                 -                  -           (2,345,359)
                                                             ---------------   ----------------   -------------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                              -            109,730             4,733,911
  Proceeds from loans                                                10,000                  -               650,213
  Advances from officers and stockholders                                 -                  -               400,954
  Repayment of loans                                                      -                  -             (298,713)
                                                             ---------------   ----------------   -------------------

    Net cash provided by financing activities                        10,000            109,730             5,486,365
                                                             ---------------   ----------------   -------------------

Net increase (decrease)in cash and cash equivalents                       6           (19,632)                64,297

Cash and cash equivalents, Beginning of Period                            4             86,316                     -
                                                             ---------------   ----------------   -------------------

Cash and cash equivalents, End of Period                   $             10  $          66,684   $            64,297
                                                             ===============   ================   ===================

See notes to the consolidated financial statements

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                            (FORMERLY ECONTENT, INC)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LOSSES SINCE REORGANIZATION:

         The Company's working capital at December 31, 2003 was a deficit of $493,977. Since the Reorganization, the Company has funded its operations from the issuance of common stock and loans from officers and certain shareholders. The Company has incurred operating losses totaling $13,954,672 from inception April 1, 1998 through December 31, 2003. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to:

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

         (2) In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company:

           (A) On June 15, 2003 appointed Peter Keefe as the Company's President. Management believes Mr. Keefe's network of global contacts, associations and affiliations in the children's and family entertainment and licensing industries will connect the Company with a uniquely broad, and extremely valuable, base of exciting revenue generating marketing opportunities. On December31, 2003, the Company's Board of Directors approved an agreement with Peter Keefe, the Company's president, pursuant to a deal memorandum dated December 1, 2003, which is intended to be binding and subject to definitive agreements whereby in exchange for the issuance of 10,000,000 restricted shares of the Company's common stock (or an equivalent value of both common stock and warrants to purchase shares of common stock-based upon the Company's share price as of December 1, 2003; which was $.20, or the equivalent at the time, of approximately $2,000,000,) the Company will acquire rights to certain properties, including direct profit participation, merchandise licensing and distribution and the US television distribution rights in connection with the Nine Dog Christmas, Nine Dog Night of Fright and Z-Force animated show properties.

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                            (FORMERLY ECONTENT, INC)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

           (B) The Company has established a platform to launch its properties and products in the global television, home video/DVD and merchandise licensing marketplace. The Company is currently marketing the Nine Dog Christmas, Nine Dog Night of Fright and Z-Force animated entertainment properties and is in negotiations to secure further, future properties that it calculates have a high potential for success. The Company also has valuable and unique business relationships with leading production, distribution and licensing groups in the global entertainment market. The Company has built working alliances with several outside production studios and talent pools and the Company has identified several projects it plans to implement on a property by property basis during fiscal 2004 and beyond.

         Management believes that actions presently being taken to complete the Company's development stage through the successful production and distribution of children's and family entertainment properties will ultimately generate sufficient revenue to support its operations. However, there can be no assurance that Earthworks Entertainment will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans.

NATURE OF OPERATIONS:

           Earthworks Entertainment, Inc.'s primary business is the creation, co-production, marketing and distribution of high quality, world class children's and family oriented entertainment properties. The properties are marketed in all multi-platform areas of commercial exposition ranging from Television to Home Video to Merchandise Licensing to Electronic & Video Games to Book and Music Publishing.

BASIS OF PRESENTATION:

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form l0-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004.

REORGANIZATION AND SUBSEQUENT RECAPITALIZATION:

         In July 1997, the Company's predecessor, Gulfstar Industries, filed a petition under Chapter 11 of the Bankruptcy laws. The Company's petition was confirmed by the Bankruptcy Court on September 2, 1998 and became effective on January 4, 1999. The Plan of Reorganization and confirmation of the same included the acceptance of the agreement and merger plan between eContent Inc. (the Company) and Media Vision Properties, Inc., whereby holders of existing voting shares immediately before the confirmation retained less than 50% of the voting shares of the surviving entity and the post petition liabilities allowed and claims exceed the carrying value of assets. On January 4, 1999, pursuant to the plan of reorganization and plan of merger the Company changed its name to Media Vision Productions, Inc. On October 1, 1999, the Company changed its name to eContent, Inc.

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                            (FORMERLY ECONTENT, INC)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

         For accounting purposes the acquisition was treated as an acquisition of eContent, Inc. by Media Vision Properties, Inc. and therefore a recapitalization of Media Vision Properties, Inc. The historical financial statements prior to January 4, 1999 are those of Media Vision Properties, which was incorporated on June 17, 1997 but did not issue stock, have assets, or commence operations until April 1, 1998. Additionally, proforma information is not presented since the transaction is treated as a recapitalization.

RESTATEMENT TO TREAT MPI AS UNCONSOLIDATED:

         During the year ended September 30, 2000, the Company initially recorded its investment in MPI as a consolidated subsidiary of ETNT pursuant to a stock purchase agreement from May of 2000. Upon the acquisition of a 51% interest in MPI at that time, the Company had a conditional option to acquire the remaining 49% of MPI, with certain extensions through July 30, 2001. On July 30, 2001, eContent let its right to complete the acquisition of MPI expire, and subject to the return of certain shares, the Company forfeited any interest in MPI. The Company restated its financial statements for the fiscal year ended September 30, 2000 to record this investment as an unconsolidated subsidiary in its filing for the fiscal year ended September 30, 2001 in which the Company recorded a loss on the termination of its investment in MPI effective July 30, 2001. Subsequent to September 30, 2001, the Company and MPI concurrently exchanged certain releases relating to the preceding and entered into a preliminary program production agreement. On September 30, 2003, the Company executed an agreement to terminate its preliminary production agreement with MPI. As part of the agreement, the Company issued 125,000 shares of its common stock to MPI and cancelled 1,400,000 warrants issued to MPI's President, Robert Marty, as part of the initial production agreement. Additionally, both parties agreed to cancel outstanding notes due to and from eContent, and again provide certain releases.

PRINCIPLES OF CONSOLIDATION:

         The accompanying consolidated balance sheet as of December 31, 2003 includes the accounts of the Company and its wholly owned subsidiary, Media Vision Properties Inc., which commenced operations on April 1, 1998 and National Licensing Corporation, which commenced operations on September 5, 2000. The consolidated statements of operations include the results of operations of the Company and Media Vision Properties, Inc. for all periods presented and National Licensing Corporation effective September 5, 2000.

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

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                            (FORMERLY ECONTENT, INC)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

RECENT ACCOUNTING PRONOUNCEMENTS:

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

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                            (FORMERLY ECONTENT, INC)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

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

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                            (FORMERLY ECONTENT, INC)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

SUPPLEMENTAL INFORMATION-STATEMENT OF CASH FLOWS:

                                                     FOR THE THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                           2002        2003
                                                           ----        ----

Interest Paid                                            $    0        $    0
                                                         =======       ======

SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

                                                     FOR THE THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                           2002        2003
                                                           ----        ----


Cancellation of $32,000 and $120,000 of unpaid salary,
  expenses and fees due to  Officers,  Directors  and
  Professionals,   including  the  Company's  outside
  counsel, for the issuance of 800,000 and 500,000
  shares of common stock                                $ 32,000     $120,000
                                                         =======       ======

Issuance of 65,000 and 25,000 shares of
  common stock for services                              $ 3,200       $ 5,000
                                                         =======       ======

Issuance of 200,000 shares of common
  stock for repayment of a defaulted note
  payable and accrued interest                           $    -      $ 40,334
                                                         =======       ======

Issuance of 400,000 shares of common stock to settle
$80,000 of unpaid fees and expenses due to a former
Company president                                        $    -      $ 80,000
                                                         =======       ======

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                            (FORMERLY ECONTENT, INC)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

B.       ORGANIZATIONAL COSTS

         Costs incurred by the Company and liabilities assumed in the acquisition of eContent, Inc. accounted for as a recapitalization of Media Vision Properties, Inc. have been capitalized at historical cost. Amortization is computed using the straight- line method over the estimated life of 60 months.

         Amortization expense was $4,524 and $4,524 for the three months ended December 31, 2002 and 2003, respectively.

C.       COMMITMENTS AND CONTINGENCIES

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

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                            (FORMERLY ECONTENT, INC)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)


EQUITY TRANSACTIONS

         The Company issued a proxy and held a Special Meeting of Stockholders on November 24, 2003. The matters considered at this meeting were to: 1)increase the number of the Company's Authorized Common Stock from 50,000,000 to 100,000,000, 2)change the Company's Common Stock Par Value from $.08 to $.0015, and 3) change the Company name to Earthworks Entertainment, Inc. All of these matters were approved by the shareholders.

         During the quarter ended December 31, 2003, the Company issued 1,250,000 shares of common stock in private placements generating net proceeds to the Company of $100,000. In connection with these private placements, the Company issued 1,093,750 warrants to purchase one share each of the Company's common stock at an exercise price of $.25, for a period of five years.

         During the quarter ended December 31, 2003, the Company issued 20,000 in connection with the exercise of warrants, generating net proceeds to the Company of $3,000.

         During the quarter ended December 31, 2003, in connection with a contract, the Company issued 100,000 warrants to purchase one share each of the Company's common stock at an exercise price of $.20, for a period of five years.

         In December 2003, the Company issued 200,000 shares of its Common Stock, valued at $40,334 based upon the value of its common stock at the date of issuance, in exchange for a full release of a default judgement that was filed against the Company in connection with a note payable executed in 1999.

         In December 2003, the Company issued 400,000 shares of common stock to its former president to settle $80,000 of unpaid expenses.

         In December 2003, the Company issued 500,000 shares of common stock to two officers to settle $103,196 of unpaid expenses and compensation due from a prior settlement

         On December 31, 2003, the Company's Board of Directors approved an agreement with Peter Keefe, the Company's president, pursuant to a deal memorandum dated December 1, 2003, which is intended to be binding and subject to definitive agreements. The agreement provides for the issuance of 10,000,000 restricted shares of the Company's common stock (or an equivalent value of both common stock and warrants to purchase shares of common stock-based upon the Company's share price as of December 1, 2003; which was $.20; the equivalent at the time, of approximately $2,000,000,) the Company will acquire rights to certain properties.

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                            (FORMERLY ECONTENT, INC)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

D.      NOTES PAYABLE

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

         During the three months ended December 31, 2003 the Company accrued $2,500 of interest on these notes.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2003 VS. THREE MONTHS ENDED DECEMBER 31, 2002

         The Company has not yet recorded any revenue since inception, as restated for the termination of its investment in MPI. The Company recorded a net loss of $235,265 for the three months ended December 31, 2003 as compared to a loss of $104,279 for the period December 31, 2002. This represents a loss per common share of $(.005) for the three months ended December 31, 2003 on basic and diluted shares outstanding of 48,653,390 as compared to a loss per common share of $(.004) on basic and diluted shares outstanding of 29,311,697 for the period December 31, 2002.

         Production expenses were $0 for the three months ended December 31, 2003 compared to $23,880 for the three months ended December 31, 2002. These included non-cash charges for production services paid with equity of $0 in 2003 as compared to $23,880 in 2002. This reduction is attributable to reduced projects under development during the period ended December 31, 2003. The Company anticipates that production expenses will increase considerably during the third and fourth quarters of fiscal 2004 to enable it to further develop its existing properties and to develop future properties.

         General and administrative expenses increased to $194,351 in the three months ended December 31, 2003 from $64,200 for the three months ended December 31, 2002. The increase in these costs relates to an increase in executive compensation and other general corporate overhead, such as promotion, marketing, legal and office expenses. Compensation to executives for the three months ended December 31, 2002 was $32,000 compared to $87,500 which included accrued charges of $65,500 for the three month period ended December 31, 2003 and $0 for the three month period ended December 31, 2002. Other general corporate overhead expenses increased to $106,851 for the three months ended December 31, 2003 from $32,200 for the same period in 2002. This increase in other general corporate overhead can be attributed to promotion, marketing and legal expenses related to the acquisition of licensing rights, the Company name/symbol change and commencing the implementation of its revised operational strategy.

         Other operating expenses totaled $52,365 in the three months ended December 31, 2003 as compared to $2,500 for the three months ended December 31, 2002. This increase in operating expenses can be attributed to non-cash charges related with the settlement of a bridge loan and the settlement of unpaid fees and expenses due to the Company's former president.

         Interest expense was $2,500 for the three months ended December 31, 2002 and $2,500 for the three months ended December 31, 2003.

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

         Earthworks Entertainment, Inc., is a vertically integrated marketing company engaged in the creation, co-production, marketing and distribution of high quality, world class children's and family oriented entertainment properties. The properties are marketed in all multi-platform areas of commercial exposition ranging from Television to Home Video to Merchandise Licensing to Electronic & Video Games to Book and Music Publishing.

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

         On June 15, 2003 the Company appointed Peter Keefe as the Company's President. Management considered that Mr. Keefe's network of global contacts, associations and affiliations in the children's and family entertainment and licensing industries would connect the Company with a uniquely broad, and extremely valuable, base of exciting revenue generating marketing opportunities. At that time, the Company began to establish its current platform to launch properties and products in the global television, home video/DVD and merchandise licensing marketplace. The Company began marketing of the Nine Dog Christmas, Nine Dog Night of Fright and Z-Force animated entertainment properties. On December 31, 2003, the Company's Board of Directors approved an agreement with Peter Keefe, the Company's president, pursuant to a deal memorandum dated December 1, 2003, which is intended to be binding and subject to definitive agreements, whereby in exchange for the issuance of 10,000,000 restricted shares of the Company's common stock (or an equivalent value of both common stock and warrants to purchase shares of common stock-based upon the Company's share price as of December 1, 2003; which was $.20,) or which at the time, had a value of approximately $2,000,000, the Company will acquire rights to certain properties which are expected to be allocated as follows:

Rights Acquired                  Property Name            Interest  $ Allocation

Profit Participation
  Ownership                     Z-Force                      45%

Global Management & Control
  of TV & Home Video/DVD        Z-Force                     100%
  Sales,  Merchandise
  Licensing and Distribution

  TOTAL Z-FORCE $ ALLOCATION                                         $1,700,000

US Television                   Nine Dog Christmas          100%
  Distribution Rights           Nine Dog Night of Fright    100%

Gross Revenue
  Merchandise Licensing         Nine Dog Christmas            5%
                                Nine Dog Night of Fright      5%
Gross Revenue
  Home Video/DVD Sales          Nine Dog Christmas            2%
                                Nine Dog Night of Fright      3%
Profit Participation
  Ownership                     Nine Dog Christmas            3%
Profit Participation
  Ownership                     Nine Dog Night of Fright     12%

  TOTAL NINE DOG $ ALLOCATION                                           300,000
                                                                      ---------

Total                                                                $2,000,000
                                                                      =========

         Further, the Board agreed to place the equity shares (and warrants, if any) in escrow subject to completion of definitive agreements and the Company's due diligence, which is expected in to be completed during January, 2004. The parties agreed to obtain an appropriate valuation review, fairness opinions and other sufficient documentation of the Company's interest in these properties. The parties also agree to get counter party confirmation of the assignment, assignment percentages and distribution agreements and rights including any disclosure of conflicts of interests, as required by the Company's by-laws, Federal Securities laws, as well as California and Delaware law. Additionally, Mr. Keefe represented that these interests he is assigning to the Company pursuant to the agreement represent his entire interest in these properties.

         The Company has not yet recorded any revenues. The properties that the Company develops and targets for distribution and licensing are chosen to provide the greatest probability for success across multi-platform market categories. These market sectors include the following:

Television (pay, free, cable & satellite)    School Supplies
Home Video/DVD                               Educational Licensing
Merchandise Licensing                        Music & Book Publishing
Toys & Video Games                           Direct Marketing (to retail chains
Apparel                                      & through catalogues)
Theme Park Licensing                         Internet Applications
Fast Food Promotions                         Gifts & Novelties

         The Company plans to generate its revenues from its existing and future retainer and management fees, performance incentives, sales and marketing commissions and equity-based annuities/property ownership positions in successful kid's and family entertainment properties. As the Company reaches critical mass in its property and project ownership and management base, revenues can multiply as equity positions increase significantly at substantially lower risk levels. This is a key component of the business model and an important valuation driver for the Company as it grows. By building a diverse library of properties and projects the Company minimizes the risk associated with any one particular property or project , while maximizing the commercial exploitation of its entertainment property portfolio.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at December 31, 2003 was a deficit of $493,977. Since the reorganization, the Company has funded its operations from the issuance of common stock and loans from officers and certain shareholders. The Company has incurred operating losses totaling $13,954,672 from inception April 1, 1998 through December 31, 2003. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to:

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

     (2) In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company:

          (A) On June 15, 2003 appointed Peter Keefe as the Company's President. Management believes Mr. Keefe's network of global contacts, associations and affiliations in the children's and family entertainment and licensing industries will connect the Company with a uniquely broad, and extremely valuable, base of exciting revenue generating marketing opportunities. On December31, 2003, the Company's Board of Directors approved an agreement with Peter Keefe, the Company's president, pursuant to a deal memorandum dated December 1, 2003, which is intended to be binding and subject to definitive agreements whereby in exchange for the issuance of 10,000,000 restricted shares of the Company's common stock (or an equivalent value of both common stock and warrants to purchase shares of common stock-based upon the Company's share price as of December 1, 2003; which was $.20, or the equivalent at the time, of approximately $2,000,000,) the Company will acquire rights to certain properties, including direct profit participation, merchandise licensing and distribution and the US television distribution rights in connection with the Nine Dog Christmas, Nine Dog Night of Fright and Z-Force animated show properties.

          (B) The Company has established a platform to launch its properties and products in the global television and merchandise licensing marketplace. The Company is currently marketing the Nine Dog Christmas, Nine Dog Night of Fright and Z-Force animated entertainment properties and is in negotiations to secure further, future properties that it calculates have a high potential for success. The Company also has valuable and unique relationships with leading production, distribution and licensing groups in the global entertainment market. The Company has built working alliances with several outside production studios and talent pools and the Company has identified several projects it plans to implement on a property by property basis during fiscal 2004 and beyond.

         Management believes that actions presently being taken to complete the Company's development stage through the successful production, licensing and distribution of children's and family entertainment properties will ultimately generate sufficient revenue to support its operations. However, there can be no assurance that Earthworks Entertainment, Inc. will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans.

INFLATION

         The rate of inflation has had little impact on the Company's results of operations and is not expected to have a significant impact on continuing operations.

ITEM 3. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

         In September 2003, the Company was advised that a default judgement in the amount of $32,000 (plus accrued interest and legal fees) was recorded against the Company in connection with a note payable executed in 1999. In December 2003, the Company reached a tentative settlement agreement with the note obligor, whereby it issued 200,000 shares of its Common Stock in exchange for a full release of the judgement

ITEM 2.  CHANGES IN SECURITIES.

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         NONE

ITEM 5.  OTHER INFORMATION.

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibit 31.1a 31.2  32.1 32.2 - Officer Certifications

           No reports on Form 8-K

                                   SIGNATURES


         In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Earthworks Entertainment, Inc.


Dated: February 5, 2004

                               By: /s/ PETER KEEFE
                                   ---------------------
                                   Peter Keefe

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                    TITLE                      DATE

By: /s/ PETER KEEFE                 CEO, President            February 5, 2004
    -------------------------
        Peter Keefe

By: /s/ WILLIAM H. CAMPBELL         Acting Chief Financial
    --------------------------      Officer, Corporate
        William H. Campbell         Secretary, Director       February 5, 2004

By: /s/ GARY GOODELL                Director                  February 5, 2004
    -------------------------
        Gary Goodell