Form 10QSB
period 2004-03-31
EARTHWORKS ENTERTAINMENT INC
filed 2004-05-14
CIK 820789

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 1O-QSB

(MARK ONE)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      FOR THE QUARTER ENDED MARCH 31, 2004

                          COMMISSION FILE NO. 133-16736

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                            -------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             23-2442288

State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

324 Dutura St., West Palm Beach, FL                              33314
(Address of principal executive offices)                       (Zip Code)

                                 (561) 719-9841
                           (Issuer's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Transitional Small Business Disclosure Format: Yes / / No /X/

     The number of shares outstanding of each of the registrant's classes of common stock as of April 22, 2004, is 62,237,738 shares all of one class of $.08 par value which is $.015 par value common stock and no shares of convertible preferred stock with a $10.00 par value.

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                           A DEVELOPMENT STAGE COMPANY

                                      INDEX


                                                                         PAGE
PART I   FINANCIAL INFORMATION

         Consolidated Balance Sheet-March 31, 2004..........................1

         Consolidated Statements of Operations-Three Months
                  Ended March 31, 2004......................................2

         Consolidated Statements of Operations-Six Months
                  Ended March 31, 2004......................................3

         Consolidated Statement of Cash Flows-Six Months
                  Ended March 31, 2004......................................4

         Notes to the Consolidated Financial Statements.....................5

         Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations.....................10

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................13

Item 2.  Changes in Securities.............................................13

Item 3.  Defaults Upon Senior Securities...................................13

Item 4.  Submission of Matters to a Vote of Security Holders...............13

Item 5.  Other Information.................................................13

Item 6.  Exhibits on Reports on Form 8-K...................................13

         Signature Page....................................................15

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                           A DEVELOPMENT STAGE COMPANY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

      ASSETS

Current Assets:
  Cash and equivalents                                             $      3,822
  Deferred costs                                                             --
                                                                   ------------
      Total Current Assets                                                3,822
                                                                   ------------
Deferred production costs                                                  --
                                                                   ------------
Property and equipment, net of accumulated
  depreciation of $47,990                                                41,572
Other Assets:
  Due from prior investee                                                10,000
  Intangible assets, net of accumulated amortization
    of $90,481                                                        2,000,000
                                                                   ------------
      Total Other Assets                                              2,010,000
                                                                   ------------
      Total Assets                                                    2,055,394
                                                                   ============
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                 366,531
  Other current liabilities                                             245,750
                                                                   ------------
      Total Current Liabilities                                         612,281
                                                                   ------------
Other Liabilities                                                        96,775
                                                                   ------------
Bridge loans expected to convert                                        211,506
                                                                   ------------
Stockholders' Equity:
  Common stock, par value $.0015 per share; authorized
    100,000,000 shares, 62,237,738 issued and outstanding
  Convertible preferred stock, authorized 1,000,000 shares,
    par value $10.00; no shares issued and outstanding                   93,357
  Additional paid in capital                                         15,312,153
  Deficit accumulated during development stage                      (14,270,678)
                                                                   ------------
      Total Stockholders' Equity (Deficit)                            1,134,832
                                                                   ------------
      Total Liabilities and Stockholders' Equity                   $  2,055,394
                                                                   ============

               See notes to the consolidated financial statements.


                       EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                                  (Formerly ECONTENT, INC.)
                                 A DEVELOPMENT STAGE COMPANY
                                   STATEMENT OF OPERATIONS
                                         (UNAUDITED)

                                                                              FROM APRIL 1,
                                                                                  1998
                                                                                (DATE OF
                                                           FOR THE              INCEPTION)
                                                     THREE MONTHS ENDED             TO
                                                           MARCH 31,             MARCH 31,
                                                    2003            2004           2004
Gross Earnings                                  $       --      $       --      $       --
                                                ------------    ------------    ------------
Costs and Expenses:
  Development, production and distribution
    including non-stock related charges
    of $23,880, $0 and $916,056, respectively         23,880            --         2,402,512
  General and administrative including
    non-cash charges of $60,000, $102,000
    and $2,855,072                                   224,960         311,482      10,535,082
  Depreciation and amortization                        7,599           2,025         136,972
                                                ------------    ------------    ------------
      Total Costs and Expenses                       256,439         313,507      13,074,566
                                                ------------    ------------    ------------
Loss from operations before other expenses
  and provisions for income taxes                   (256,439)       (313,507)    (13,074,566)
                                                ------------    ------------    ------------


Other Operating Income (Expense):
  Interest income                                       --              --             1,666
  Settlement income (expense)                           --              --           968,764
  Interest expense (net)                              (4,000)         (2,500)       (115,826)
  Equity in earnings of unconsolidated
    subsidiary                                          --              --            96,774
  Loss from termination of interest in
    unconsolidated subsidiary                           --              --        (1,985,901)
  Impairment loss                                       --              --          (161,589)
                                                ------------    ------------    ------------

      Total Other Operating Income (Expense)          (4,000)         (2,500)     (1,196,112)

Loss before income taxes                            (260,439)       (316,007)    (14,270,678)

  Provision for income taxes                            --              --              --
                                                ------------    ------------    ------------

      Net loss                                  $   (260,439)   $   (316,007)   $(14,270,678)
                                                ============    ============    ============

Loss per common share, basic and diluted        $      (.007)   $      (.006)
                                                ============    ============

Weighted average common shares outstanding,
  basic and diluted                               35,914,128      51,780,046
                                                ============    ============

                     See notes to the consolidated financial statements.
                                                                                            3


                       EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                                  (Formerly ECONTENT, INC.)
                                 A DEVELOPMENT STAGE COMPANY
                                   STATEMENT OF OPERATIONS
                                         (UNAUDITED)

                                                                             FROM APRIL 1,
                                                                                 1998
                                                                                (DATE OF
                                                          FOR THE              INCEPTION)
                                                     SIX MONTHS ENDED              TO
                                                          MARCH 31,             MARCH 31,
                                                    2003            2004           2004
Gross Earnings                                  $       --      $       --      $       --
                                                ------------    ------------    ------------
Costs and Expenses:
  Development, production and distribution
    including non-cash stock related charges
    of $47,760, $0 and $916,056, respectively         47,760            --         2,402,512
  General and administrative including
    non-cash charges of $92,000, $307,000
    and $2,855,072                                   289,160         505,833      10,535,082
  Depreciation and amortization                       21,298           8,574         136,972
                                                ------------    ------------    ------------
      Total Costs and Expenses                       358,218         514,407      13,074,566
                                                ------------    ------------    ------------
Loss from operations before other expenses
  and provisions for income taxes                   (358,218)       (514,407)    (13,074,566)
                                                ------------    ------------    ------------
Other Operating Income (Expense):
  Interest income                                       --              --             1,666
  Settlement income (expense)                           --           (49,865)        968.764
  Interest expense                                    (6,500)         (5,000)       (115,826)
  Equity in earnings of unconsolidated
    subsidiary                                          --              --            96,774
  Loss from termination of interest in
    unconsolidated subsidiary                           --              --        (1,985,901)
  Impairment loss                                       --              --          (161,589)
                                                ------------    ------------    ------------
      Total Other Income (Expense)                    (6,500)        (54,865)     (1,196,112)

Operating (loss) before income taxes                (364,718)       (569,272)    (14,270,678)

  Provision for income taxes                            --              --              --
                                                ------------    ------------    ------------
      Net loss                                  $   (364,718)   $   (569,272)   $(14,270,678)
                                                ============    ============    ============
Loss per common share, basic and diluted        $      (.012)   $      (.011)
                                                ============    ============
Weighted average common shares outstanding,
  basic and diluted                               31,062,913      50,205,989
                                                ============    ============


                     See notes to the consolidated financial statements.
                                                                                            4


                       EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                                  (Formerly ECONTENT, INC.)
                                 A DEVELOPMENT STAGE COMPANY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                FROM APRIL 1,
                                                                                    1998
                                                                                  (DATE OF
                                                            FOR THE               INCEPTION)
                                                        SIX MONTHS ENDED              TO
                                                            MARCH 31,              MARCH 31,
                                                      2003            2004           2004
Cash flows from operating activities:

Net Loss                                         $   (364,718)   $   (569,272)   $(14,270,678)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                      21,298           8,574         136,972
    Interest expense paid with equity                    --              --            17,500
    Loan fees                                            --              --            25,000
    Stock based compensation and expenses
      paid by stock                                   276,200         342,002       8,641,237
    Equity in earnings of unconsolidated
      subsidiary                                         --              --           (96,774)
    Settlement income relating to stock                  --              --        (1,393,769)
    Loss on termination of interest in
      unconsolidated subsidiary                          --              --         1,985,909
Changes in assets and liabilities:
  Deferred charges and other current assets            11,766         (11,730)        581,223
  Other liabilities                                    18,500         (90,398)        359,354
  Accounts payable and accrued expenses               (23,000)         61,000         809,342
                                                 ------------    ------------    ------------
    Net cash used in operating activities             (59,954)       (259,724)     (3,204,684)
                                                 ------------    ------------    ------------
Cash flows from investing activities:
  Investment in intangible assets                        --              --           (90,481)
  Investment in property and equipment                   --              --           (67,378)
  Advance on production rights                           --              --          (337,500)
  Investment in MPI                                      --              --        (1,850,000)
                                                 ------------    ------------    ------------
    Net cash used in investing activities                --              --        (2,345,359)
                                                 ------------    ------------    ------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock             --           179,730       4,803,911
  Proceeds from loans                                  60,000            --           650,213
  Advances from officers and stockholders                --              --           400,954
  Repayment of loans                                     --            (2,500)       (301,213)
                                                 ------------    ------------    ------------
    Net cash provided by financing activities          60,000         177,230       5,553,865
                                                 ------------    ------------    ------------
Net increase (decrease)in cash and cash
  equivalents                                              46         (82,494)          3,822

Cash and cash equivalents, Beginning of Period              4          86,316            --
                                                 ------------    ------------    ------------
Cash and cash equivalents, End of Period         $         50    $      3,822    $      3,822
                                                 ============    ============    ============


                     See notes to the consolidated financial statements.


                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENT
                                 MARCH 31, 2004
                                   (UNAUDITED)

A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LOSSES SINCE REORGANIZATION:

     The Company's working capital at March 31, 2004 was a deficit of $608,459. Since the Reorganization, the Company has funded its operations from the issuance of common stock and loans from officers and certain shareholders. The Company has incurred operating losses totaling $14,270,678 from inception April 1, 1998 through December 31, 2003. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to:

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

     The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2004 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

     (1) The Company presently has ongoing negotiations regarding financing alternatives. The Company also plans to settle any prior obligations with equity and extended payment terms. The Company, subsequent to the close of the March 31, 2004 period, secured $800,000 in bridge financing, from private investors, which will be primarily used for the expansion of the Company's entertainment property holdings. The Company will now focus on the next phase of its financing initiative, which is to further fund the production of its existing entertainment properties.

     (2) In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company:

          (A) On June 15, 2003 appointed Peter Keefe as the Company's President. Management believes Mr. Keefe's network of global contacts, associations and affiliations in the children's and family entertainment and licensing industries will connect the Company with a uniquely broad, and extremely valuable, base of exciting revenue generating marketing opportunities. On December 31, 2003, the Company's Board of Directors approved an agreement with Peter Keefe, the Company's president, pursuant to a deal memorandum dated December 1, 2003, which was intended to be binding and subject to definitive agreements whereby in exchange for the issuance of 10,000,000 restricted shares of the Company's common stock (or an equivalent value of both common stock and warrants to purchase shares of common stock-based upon the Company's share price as of December 1, 2003; which was $.20, or the equivalent at the time, of approximately $2,000,000,) On January 20, 2004, the Company executed a definitive agreement and acquired the rights to certain properties, including direct profit participation, merchandise licensing, home video distribution and television distribution rights in connection with the Nine Dog and Z-Force animated show properties.

          (B) The Company has established a platform to launch its properties and

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENT
                                 MARCH 31, 2004
                                   (UNAUDITED)

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

BASIS OF PRESENTATION:

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form l0-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004.

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

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENT
                                 MARCH 31, 2004
                                   (UNAUDITED)

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

RESTATEMENT TO TREAT MPI AS UNCONSOLIDATED:

     During the year ended September 30, 2000, the Company initially recorded its investment in MPI as a consolidated subsidiary of ETNT pursuant to a stock purchase agreement from May of 2000. Upon the acquisition of a 51% interest in MPI at that time, the Company had a conditional option to acquire the remaining 49% of MPI, with certain extensions through July 30, 2001. On July 30, 2001, eContent let its right to complete the acquisition of MPI expire, and subject to the return of certain shares, the Company forfeited any interest in MPI. The Company restated its financial statements for the fiscal year ended September 30, 2000 to record this investment as an unconsolidated subsidiary in its filing for the fiscal year ended September 30, 2001 in which the Company recorded a loss on the termination of its investment in MPI effective July 30, 2001. Subsequent to September 30, 2001, the Company and MPI concurrently exchanged certain releases relating to the preceding and entered into a preliminary program production agreement. On September 30, 2003, the Company executed an agreement to terminate its preliminary production agreement with MPI. As part of the agreement, the Company issued 125,000 shares of its common stock to MPI and canceled 1,400,000 warrants issued to MPI's President, Robert Marty, as part of the initial production agreement. Additionally, both parties agreed to cancel outstanding notes due to and from eContent, and again provide certain releases.

PRINCIPLES OF CONSOLIDATION:

     The accompanying consolidated balance sheet as of March 31, 2004 includes the accounts of the Company and its wholly owned subsidiary, Media Vision Properties Inc., which commenced operations on April 1, 1998 and National Licensing Corporation, which commenced operations on September 5, 2000. The consolidated statements of operations include the results of operations of the Company and Media Vision Properties, Inc. for all periods presented and National Licensing Corporation effective September 5, 2000.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4,

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENT
                                 MARCH 31, 2004
                                   (UNAUDITED)

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

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENT
                                 MARCH 31, 2004
                                   (UNAUDITED)


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

DEFERRED COSTS:

     Deferred costs relating to potential production agreements are charged to operations over the effective period of each agreement. Deferred costs estimated to be charged to operations during the next year are classified as current assets.

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENT
                                 MARCH 31, 2004
                                   (UNAUDITED)


SUPPLEMENTAL INFORMATION-STATEMENT OF CASH FLOWS:

                                                        FOR THE SIX MONTHS ENDED
                                                               MARCH 31,

                                                             2003        2004
                                                           ========    =========
Interest Paid                                              $  0        $  0
                                                           ========    =========

SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

                                                        FOR THE SIX MONTHS ENDED
                                                                MARCH 31,
                                                            2003        2004

Grants of warrants to purchase up to 1,400,000 shares,
 of the Company's common stock, in connection with the
 execution of a program production agreement             $  235,000   $     --
                                                           ========    =========
Issuance of 3,800,000 and 625,000 shares of
 common stock for services                               $   82,500   $  107,000
                                                           ========    =========
Issuance of 200,000 shares of common
 stock for repayment of a defaulted note
 payable and accrued interest                            $     --     $   40,334
                                                           ========    =========
Issuance of 6,800,000 and 0 shares of common stock
 for officers as compensation                            $  152,000   $     --
                                                           ========    =========
Issuance of 750,000 shares of common stock to an
 investor as reparation                                  $   15,000   $     --
                                                           ========    =========
Issuance of 500,000 shares of common stock to two
 officers to settle unpaid expenses and compensation
 due from a prior settlement                             $     --     $  103,196
                                                           ========    =========
Issuance of 10,000,000 shares of common stock to
 Company president for acquisition of rights to
 certain entertainment properties                        $     --     $2,000,000
                                                           ========    =========
B.       ORGANIZATIONAL COSTS

     Costs incurred by the Company and liabilities assumed in the acquisition of eContent, Inc. accounted for as a recapitalization of Media Vision Properties, Inc. have been capitalized at historical cost. Amortization is computed using the straight- line method over the estimated life of 60 months.

     Amortization expense was $3,909 and $0 for the six months ended March 31, 2003 and 2004, respectively.

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENT
                                 MARCH 31, 2004
                                   (UNAUDITED)

C.       COMMITMENTS AND CONTINGENCIES

     On October 5, 1999, the Company entered into a licensing agreement with an individual and Spartan Sporting Goods and Fashions, Inc. ("Spartan") a privately held New York Corporation for the exclusive master license of certain logos, trademarks and copyrights. The agreement provided that the Company pay 30% of all royalty income received under this agreement to the Licensor, or "Spartan". Additionally, the agreement provided for minimum annual non-refundable license fees for each optional renewal, potentially through 2008. Effective December 31, 2002, the Company decided not to renew the agreement with Spartan. As of September 30, 2003, net of the settlement of $100,000 for 1,200,000 shares, $102,400 remains due to Spartan for unpaid license rights fees.

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

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENT
                                 MARCH 31, 2004
                                   (UNAUDITED)

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

     In December 2003, the Company issued 500,000 shares of common stock to two officers to settle $103,196 of unpaid expenses and compensation due from a prior settlement.

     On December 31, 2003, the Company's Board of Directors approved an agreement with Peter Keefe, the Company's president, pursuant to a deal memorandum dated December 1, 2003, which is intended to be binding and subject to definitive agreements. The agreement provides for the issuance of 10,000,000 restricted shares of the Company's common stock (or an equivalent value of both common stock and warrants to purchase shares of common stock-based upon the Company's share price as of December 1, 2003; which was $.20; the equivalent at the time, of approximately $2,000,000,) the Company will acquire rights to certain properties. On January 20, 2004, the Company executed a definitive agreement and acquired the rights to certain properties, including direct profit participation, merchandise licensing, home video distribution and television distribution rights in connection with the Nine Dog and Z-Force animated show properties. In connection with this agreement, during the quarter ended March 31, 2004, the Company issued 10,000,000 shares of its common stock to Mr. Keefe.

     During the quarter ended March 31, 2004, the Company issued 850,000 shares of its common stock in private placements to various investors, netting proceeds of $70,000 in cash to the Company.

     During the quarter ended March 31, 2004, the Company issued 600,000 shares of its common stock, valued at $102,000 for consulting services. Additionally, the Company issued 100,000 shares in connection with the exercise of warrants secured by a note, valued at $10,000.

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENT
                                 MARCH 31, 2004
                                   (UNAUDITED)


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

      In September, 2001, the Company issued $45,000 of bridge notes to investors, due to mature the earlier of one year from the date of note or the closing of an equitably funding if at least $2,000,000. The notes bear an interest rate of 10% and the note holders received 22,500 warrants to purchase one share each of the Company's common stock at $.20. In the event of a default the investors would receive an additional 22,500 warrants with an exercisable price of $.10.

     In September 2002, the company issued $146,500 of bridge notes to investors, due to mature the earlier of one year from the date of note or the closing of an equitable funding of at least $2,000,000. These notes bear interest of 10% and the note holders received 116,000 warrants to purchase one share of the company's common stock at $.20.

     During the six months ended March 31, 2004 the Company accrued $5,000 of interest on these notes.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 VS. THREE MONTHS ENDED MARCH 31, 2003

     The Company has not yet recorded any revenue since inception, as restated for the termination of its investment in MPI. The Company recorded a net loss of $316,007 for the three months ended March 31, 2004 as compared to a loss of $260,439 for the period March 31, 2003. This represents a loss per common share of $(.006) for the three months ended March 31, 2004 on basic and diluted shares outstanding of 51,780,046 as compared to a loss per common share of $(.007) on basic and diluted shares outstanding of 35,914,128 for the period March 31, 2003.

     Production  expenses  were $0 for the three  months  ended  March 31,  2004 compared to $23,880 for the three months ended March 31, 2003. These included non-cash charges for production services paid with equity of $0 in 2004 as compared to $23,880 in 2003. This reduction is attributable to the fact the company has had to absorb no costs of projects under development during the period ended March 31, 2004. The Company anticipates that production expenses will increase considerably during the third and fourth quarters of fiscal 2004 to enable it to further develop its existing properties and to develop future properties.

     General and administrative expenses increased to $311,482 in the three months ended March 31, 2004 from $224,960 for the three months ended March 31, 2003. The increase in these costs relates to an increase in other general corporate overhead, such as promotion, marketing, legal and office expenses. This increase in other general corporate overhead can be attributed to promotion, marketing and legal expenses related to the acquisition of licensing rights, the Company name/symbol change and commencing the implementation of its revised operational strategy.

     Other operating expenses totaled $2,500 in the three months ended March 31, 2004 as compared to $4,000 for the three months ended March 31, 2003. Total other operating expenses relate to interest expense which was $2,500 for the three months ended March 31, 2003 and $4,000 for the three months ended March 31, 2004.

SIX MONTHS ENDED MARCH 31, 2004 VS. SIX MONTHS ENDED MARCH 31, 2003

         The Company has not yet recorded any revenue since inception, as restated for the termination of its investment in MPI. The Company recorded a net loss of $569,272 for the six months ended March 31, 2004 as compared to a loss of $364,718 for the period March 31, 2003. This represents a loss per common share of $(.11) for the six months ended March 31, 2004 on basic and diluted shares outstanding of 50,205,989 as compared to a loss per common share of $(.12) on basic and diluted shares outstanding of 31,062,913 for the period March 31, 2003.

     Production expenses were $0 for the six months ended March 31, 2004 compared to $47,760 for the six months ended March 31, 2003. The fact that the copany has yet had to absorb These included non-cash charges for production services paid with equity of $0 in 2004 as compared to $47,760 in 2003. This reduction is attributable to reduced costs of projects under development during the period ended March 31, 2004. The Company anticipates that production expenses will increase considerably during the third and fourth quarters of fiscal 2004 to enable it to further develop its existing properties and to develop future properties.

         General and administrative expenses increased to $505,833 in the six months ended March 31, 2004 from $289,160 for the six months ended March 31, 2003. The increase in these costs relates to an increase in accrued executive compensation and other general corporate overhead, such as promotion, marketing, legal and office expenses. Compensation to executives for the six months ended March 31, 2003 was $152,000 compared to $175,000 which includes accrued executive compensation charges of $137,620 for the six month period ended March 31, 2004 and $0 for the six month period ended March 31, 2003. Other general corporate overhead expenses increased to $330,833 for the six months ended March 31, 2004 from $137,160 for the same period in 2003. This increase in other general corporate overhead can be attributed to promotion, marketing and legal expenses related to the acquisition of licensing rights, the Company name/symbol change and commencing the implementation of its revised operational strategy.

         Other operating expenses totaled $51,865 in the six months ended March 31, 2004 as compared to $6,500 for the six months ended March 31, 2003. This increase in operating expenses can be attributed to non-cash charges related with the settlement of a bridge loan and the settlement of unpaid fees and expenses due to a former president of the Company.

         Interest expense was $6,500 for the six months ended March 31, 2003 and $5,000 for the six months ended March 31, 2004.

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

     On June 15,  2003  the  Company  appointed  Peter  Keefe  as the  Company's
President. Management considered that Mr. Keefe's network of global contacts, associations and affiliations in the children's and family entertainment and licensing industries would connect the Company with a uniquely broad, and extremely valuable, base of exciting revenue generating marketing opportunities. At that time, the Company began to establish its current platform to launch properties and products in the global television, home video/DVD and merchandise licensing marketplace. The Company began marketing of the Nine Dog Christmas, Nine Dog Night of Fright and Z-Force animated entertainment properties. On December 31, 2003, the Company's Board of Directors approved an agreement with Peter Keefe, the Company's president, pursuant to a deal memorandum dated December 1, 2003, which is intended to be binding and subject to definitive agreements, whereby in exchange for the issuance of 10,000,000 restricted shares of the Company's common stock (or an equivalent value of both common stock and warrants to purchase shares of common stock-based upon the Company's share price as of December 1, 2003; which was $.20,) or which at the time, had a value of approximately $2,000,000, the Company has acquired rights to certain properties which are allocated as follows: Interest Rights Acquired Property Name $ Allocation

Profit Participation Ownership             Z-Force                         45%

Global Management & Control of TV & Home
  Video/DVD Sales, Marchandise Licensing
  and Distribution                         Z-Force                        100%

 TOTAL Z-FORCE $ ALLOCATION                $1,700,000

US Television Distribution Rights          Nine Dog Christmas             100%
                                           Nine Dog Night of Fright       100%

Gross Revenue Merchandise Licensing        Nine Dog Christmas               5%
                                           Nine Dog Night of Fright         5%
Gross Revenue Home Video/DVD Sales
                                           Nine Dog Christmas               5%
                                           Nine Dog Night of Fright         5%

Gross Revenue Global TV Sales
                                           Nine Dog Christmas               5%

Profit Participation Ownership             Nine Dog Christmas               3%

Profit Participation Ownership             Nine Dog Night of Fright        12%

 TOTAL NINE DOG $ ALLOCATION               300,000

Total                                      $2,000,000


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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at March 31, 2004 was a deficit of $608,459. Since the reorganization, the Company has funded its operations from the issuance of common stock and loans from officers and certain shareholders. The Company has incurred operating losses totaling $14,270,678 from inception April 1, 1998 through March 31, 2004. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to:

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

         The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2004 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

     (1) The Company presently has ongoing negotiations with a number of financing alternatives, including obtaining working capital from the proceeds of convertible bridge notes and private placements of the Company's equity including its common stock and warrants. The Company also plans to settle any prior obligations with equity and extended payment terms. The Company, subsequent to the close of the March 31, 2004 period, secured $800,000 in bridge financing, from private investors, which will be primarily used for the expansion of the Company's entertainment property holdings. The Company will now focus on the next phase of its financing initiative, which is to further fund the production of its existing entertainment properties.


     (2) In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company:

          (A) On June 15, 2003 appointed Peter Keefe as the Company's President. Management believes Mr. Keefe's network of global contacts, associations and affiliations in the children's and family entertainment and licensing industries will connect the Company with a uniquely broad, and extremely valuable, base of exciting revenue generating marketing opportunities. On December 31, 2003, the Company's Board of Directors approved an agreement with Peter Keefe, the Company's president, pursuant to a deal memorandum dated December 1, 2003, which was intended to be binding and subject to definitive agreements whereby in exchange for the issuance of 10,000,000 restricted shares of the Company's common stock (or an equivalent value of both common stock and warrants to purchase shares of common stock-based upon the Company's share price as of December 1, 2003; which was $.20, or the equivalent at the time, of approximately $2,000,000,). On January 20, 2004, the Company executed a definitive agreement and acquired the rights to certain properties, including direct profit participation, merchandise licensing, home video distribution and television distribution rights in connection with the Nine Dog and Z-Force animated show properties.

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

ITEM 5.           OTHER INFORMATION.

                  NONE

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  Exhibit 31.1a 31.2 32.1 32.2 - Officer Certifications

                  Reports on Form 8-K:

                  Filed on February 9, 2004, for event dated December 31, 2003.

                  Filed on May 12, 2004, for event dated May 10, 2004.

                                   SIGNATURES


         In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Earthworks Entertainment, Inc.


Dated: May 14, 2004

                                      By: /s/ PETER KEEFE
                                          -------------------------------
                                              Peter Keefe

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                 TITLE                      DATE

By: /s/ PETER KEEFE                 CEO, President              May 14, 2004
    ----------------------------
    Peter Keefe

By: /s/ WILLIAM H. CAMPBELL         Acting Chief Financial
    ---------------------------     Officer, Corporate
    William H. Campbell             Secretary, Director         May 14, 2004


By: /s/ GARY GOODELL                Director                    May 14, 2004
    ---------------------------
    Gary Goodell