Form 10QSB
period 2004-06-30
EARTHWORKS ENTERTAINMENT INC
filed 2004-08-12
CIK 820789

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 1O-QSB

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       FOR THE QUARTER ENDED JUNE 30, 2004

                          COMMISSION FILE NO. 133-16736

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                            -------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                         23-2442288
-----------------------------                            ------------------
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

324 Dutura St., West Palm Beach, FL                             33314
--------------------------------------                          -----
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

         The number of shares outstanding of each of the registrant's classes of common stock as of July 29, 2004, is 62,597,738 shares all of one class of $.08 par value which is $.0015 par value common stock and no shares of convertible preferred stock with a $10.00 par value.

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                           A DEVELOPMENT STAGE COMPANY

                                      INDEX

                                                                           PAGE
PART I  FINANCIAL INFORMATION

        Consolidated Balance Sheet-June 30, 2004.............................1

        Consolidated Statements of Operations-Three Months
           Ended June 30, 2004...............................................2

        Consolidated Statements of Operations-Nine Months
           Ended June 30, 2004...............................................3

        Consolidated Statement of Cash Flows-Nine Months
           Ended June 30, 2004...............................................4

        Notes to the Consolidated Financial Statements.......................5

        Management's Discussion and Analysis of Financial
           Conditions and Results of Operations.............................14

PART II OTHER INFORMATION

Item 1. Legal Proceedings...................................................19

Item 2. Changes in Securities...............................................19

Item 3. Defaults Upon Senior Securities.....................................19

Item 4. Submission of Matters to a Vote of Security Holders.................19

Item 5. Other Information...................................................19

Item 6. Exhibits on Reports on Form 8-K.....................................19

        Signature Page......................................................20

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                           A DEVELOPMENT STAGE COMPANY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

      ASSETS

Current Assets:
  Cash and equivalents                                             $    318,587
                                                                   ------------

      Total Current Assets                                              318,587


Property and equipment, net of accumulated
  depreciation of $50,015                                                40,697

Other Assets:
  Other assets                                                           64,540
  Intangible assets, net of accumulated amortization
    of $90,481                                                        2,000,000
                                                                   ------------

      Total Other Assets                                              2,064,540
                                                                   ------------

      Total Assets                                                    2,423,824
                                                                   ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                 376,366
  Convertible promissory notes                                          800,000
  Other current liabilities                                             167,750
                                                                   ------------

      Total Current Liabilities                                       1,344,116
                                                                   ------------

Other Liabilities                                                        72,375
                                                                   ------------

Bridge loans expected to convert to equity                              159,000
                                                                   ------------
Stockholders' Equity:
  Common stock, par value $.0015 per share; authorized
    100,000,000 shares, 62,597,738 issued and outstanding
  Convertible preferred stock, authorized 1,000,000 shares,
    par value $10.00; no shares issued and outstanding                   93,897
  Additional paid in capital                                         15,395,614
  Deficit accumulated during development stage                      (14,641,178)
                                                                   ------------

      Total Stockholders' Equity                                        848,333
                                                                   ------------

      Total Liabilities and Stockholders' Equity                   $  2,423,824
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



                              EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                                         (Formerly ECONTENT, INC.)
                                        A DEVELOPMENT STAGE COMPANY
                                          STATEMENT OF OPERATIONS
                                                (UNAUDITED)

                                                                             FROM APRIL 1,
                                                                                  1998
                                                                               (DATE OF
                                                         FOR THE               INCEPTION)
                                                    THREE MONTHS ENDED             TO
                                                        JUNE 30,                JUNE 30,
                                                  2003             2004            2004
                                               ------------    -----------     ------------
Gross Earnings                                 $         --    $         --    $         --
                                               ------------    ------------    ------------

Costs and Expenses:
 Development, production and distribution
  including non-stock related charges
  of $5,880, $0 and $916,056, respectively            5,880          50,594       2,453,106
 General and administrative including
  non-cash charges of $210,000, $0
  and $2,855,072                                    269,637         288,926      10,824,008
 Depreciation and amortization                        7,599           2,025         138,997
                                               ------------    ------------    ------------

      Total Costs and Expenses                      283,116         341,545      13,416,111
                                               ------------    ------------    ------------

Loss from operations before other expenses
  and provisions for income taxes                  (283,116)       (341,545)    (13,416,111)
                                               ------------    ------------    ------------

Other Operating Income (Expense):
  Interest income                                        --             297           1,963
  Settlement income (expense)                       (92,500)        (15,459)        953,306
  Interest expense (net)                             (2,500)        (13,793)       (129,620)
  Equity in earnings of unconsolidated
    subsidiary                                           --              --          96,774
  Loss from termination of interest in
    unconsolidated subsidiary                            --              --      (1,985,901)
  Impairment loss                                  (112,000)             --        (161,589)
                                               ------------    ------------    ------------

      Total Other Operating Income (Expense)       (207,000)        (28,955)     (1,225,067)

Operating loss before income taxes                 (490,116)       (370,500)    (14,641,178)

Provision for income taxes                               --              --              --
                                               ------------    ------------    ------------

      Net loss                                 $   (490,116)   $   (370,500)   $(14,641,178)
                                               ============    ============    ============


Loss per common share, basic and diluted       $       (.01)   $      (.006)
                                               ============    ============

Weighted average common shares outstanding,
  basic and diluted                              39,510,001      62,518,617
                                               ============    ============

              See notes to the consolidated financial statements.



                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                           A DEVELOPMENT STAGE COMPANY
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                                                               FROM APRIL 1,
                                                                                   1998
                                                                                (DATE OF
                                                        FOR THE                 INCEPTION)
                                                    NINE MONTHS ENDED               TO
                                                         JUNE 30,                JUNE 30,
                                                   2003             2004           2004
                                               ------------    ------------    ------------
Gross Earnings                                 $         --    $         --    $         --
                                               ------------    ------------    ------------

Costs and Expenses:
 Development, production and distribution
  including non-stock related charges
  of $53,640 $0 and $916,056, respectively           53,640          50,594       2,453,106
 General and administrative including
  non-cash charges of $302,000, $307,000
  and $2,855,072                                    558,797         794,759      10,824,008
 Depreciation and amortization                       28,897          10,599         138,997
                                               ------------    ------------    ------------

      Total Costs and Expenses                      641,334         855,952      13,416,111
                                               ------------    ------------    ------------

Loss from operations before other expenses
  and provisions for income taxes                  (641,334)       (855,952)    (13,416,111)
                                               ------------    ------------    ------------

Other Operating Income (Expense):
  Interest income                                        --             297           1,963
  Settlement income (expense)                       (92,500)        (65,323)        953,306
  Interest expense (net)                             (9,000)        (18,794)       (129,620)
  Equity in earnings of unconsolidated
    subsidiary-                                          --              --          96,774
  Loss from termination of interest in
    unconsolidated subsidiary                            --              --      (1,985,901)
  Impairment loss                                  (112,000)             --        (161,589)
                                               ------------    ------------    ------------

      Total Other Operating Income (Expense)       (213,500)        (83,820)     (1,225,067)

Operating (loss) before income taxes               (854,834)       (939,772)    (14,641,178)

Provision for income taxes                               --              --              --
                                               ------------    ------------    ------------

      Net loss                                 $   (854,834)   $   (939,772)   $(14,641,178)
                                               ============    ============    ============


Loss per common share, basic and diluted       $       (.02)   $      (.017)
                                               ============    ============


Weighted average common shares outstanding,
  basic and diluted diluted                      34,208,279      54,293,395
                                               ============    ============

              See notes to the consolidated financial statements.



                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                           A DEVELOPMENT STAGE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                 FROM APRIL 1,
                                                                                     1998
                                                                                   (DATE OF
                                                             FOR THE               INCEPTION)
                                                        NINE MONTHS ENDED              TO
                                                              JUNE 30,              JUNE 30,
                                                       2003           2004             2004
                                                  ------------    ------------    ------------
Cash flows from operating activities:
Net Loss                                          $   (854,834)   $   (939,772)   $(14,641,178)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                         28,897          10,599         138,997
  Interest expense paid with equity                         --              --          17,500
  Loan fees                                                 --              --          25,000
  Stock based compensation and expenses
   paid by stock                                       583,900         342,002       8,641,237
  Equity in earnings of unconsolidated
   subsidiary                                               --              --         (96,774)
  Settlement income relating to stock                       --          27,400      (1,366,369)
  Loss on termination of interest in
   unconsolidated subsidiary                                --              --       1,985,909
Changes in assets and liabilities:
  Deferred charges and other current assets            110,146         (55,016)        537,937
  Other liabilities                                     18,500        (202,025)        247,727
  Accounts payable and accrued expenses                 26,000          73,003         821,245
  Cash overdraft                                         2,387              --              --
                                                  ------------    ------------    ------------

      Net cash used in operating activities            (85,004)       (743,809)     (3,688,769)
                                                  ------------    ------------    ------------

Cash flows from investing activities:
 Investment in intangible assets                            --              --         (90,481)
 Investment in property and equipment                       --          (1,150)        (68,528)
 Advance on production rights                               --              --        (337,500)
 Investment in MPI                                          --              --      (1,850,000)
                                                  ------------    ------------    ------------

      Net cash used in investing activities                 --          (1,150)     (2,346,509)
                                                  ------------    ------------    ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock            25,000         179,730       4,803,911
  Proceeds from loans                                   60,000         800,000       1,450,213
  Advances from officers and stockholders                   --              --         400,954
  Repayment of loans                                        --          (2,500)       (301,213)
                                                  ------------    ------------    ------------

      Net cash provided by financing activities         85,000         977,230       6,353,865
                                                  ------------    ------------    ------------

Net increase (decrease)in cash and cash                     (4)        232,271         318,587
  equivalents

Cash and cash equivalents, Beginning of Period               4          86,316              --
                                                  ------------    ------------    ------------

Cash and cash equivalents, End of Period          $         --    $    318,587    $    318,587
                                                  ============    ============    ============

              See notes to the consolidated financial statements.

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                            DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2004
                                   (UNAUDITED)

A.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LOSSES SINCE REORGANIZATION:

     The Company's working capital at June 30, 2004 was a deficit of $1,025,529. Since the Reorganization, the Company has funded its operations from the issuance of common stock and loans from officers and certain shareholders. The Company has incurred operating losses totaling $14,641,178 from inception April 1, 1998 through June 30, 2004. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to:

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

     The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2004 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

     (1) The Company presently has ongoing negotiations regarding financing alternatives. The Company also plans to settle any prior obligations with equity and extended payment terms. During the quarter ended June 30, 2004, the Company received $800,000 in bridge financing, from private investors, which will be primarily used for the expansion of the Company's entertainment property holdings. The Company will now focus on the next phase of its financing initiative, which is to further fund the production of its existing entertainment properties.

     (2) In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company:

          (A) On June 15, 2003 appointed Peter Keefe as the Company' President. Management believes Mr. Keefe's network of global contacts, associations and affiliations in the children's and family entertainment and licensing industries will connect the Company with a uniquely broad, and extremely valuable, base of exciting revenue generating marketing opportunities. On December 31, 2003, the Company's Board of Directors approved an agreement with Peter Keefe, the Company's president, pursuant to a deal memorandum dated December 1, 2003, which was intended to be binding and subject to definitive agreements whereby in exchange for the issuance of 10,000,000 restricted shares of the Company's common stock (or an equivalent value of both common stock and warrants to purchase shares of common stock-based upon the Company's share price as of December 1, 2003; which was $.20, or the equivalent at the time, of approximately $2,000,000) to acquire the rights to certain entertainment properties. On January 20, 2004, the Company executed a definitive agreement and acquired the rights to certain properties, including direct profit participation, sales and marketing rights, merchandise licensing rights, home video distribution and television distribution rights in connection with the Nine Dog and Z-Force animated show properties.

          (B) The Company has established a platform to launch its properties and products in the global television, home video/DVD and merchandise licensing marketplace.

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                            DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

BASIS OF PRESENTATION:

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form l0-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004.

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

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                            DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

PRINCIPLES OF CONSOLIDATION:

     The accompanying consolidated balance sheet as of June 30, 2004 includes the accounts of the Company and its wholly owned subsidiary, Media Vision Properties Inc., which commenced operations on April 1, 1998.

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

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                            DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company has adopted the disclosure provisions in our consolidated financial statements as disclosed under Stock Based Compensation.

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

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                            DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                            DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2004
                                   (UNAUDITED)

SUPPLEMENTAL INFORMATION-STATEMENT OF CASH FLOWS:

                                         FOR THE NINE MONTHS ENDED
                                                 JUNE 30,
                                            2003           2004
                                         ----------     ----------

Interest Paid                            $    0         $    0

SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

                                                                  FOR THE
                                                              NINE MONTHS ENDED
                                                                 JUNE 30,
                                                            2003          2004

Grants of warrants to purchase up to 1,400,000 shares,
 of the Company's common stock, in connection with the
 execution of a program production agreement             $  235,000   $       --
                                                         ==========   ==========

Issuance of 3,810,000 and 625,000 shares of
 common stock for services                               $   85,500   $  107,000
                                                         ==========   ==========

Issuance of 3,400,000 and 200,000 shares of common
 stock for repayment of a defaulted note
 payable and accrued interest                            $  144,000   $   40,334
                                                         ==========   ==========

Issuance of 6,800,000 shares of common stock
 for officers as compensation                            $  152,000   $       --
                                                         ==========   ==========

Issuance of 750,000 shares of common stock to an
 investor as reparation                                  $   15,000   $       --
                                                         ==========   ==========

Issuance of 500,000 shares of common stock to two
 officers to settle unpaid expenses and compensation
 due from a prior settlement                             $       --   $  103,196
                                                         ==========   ==========

Issuance of 10,000,000 shares of common stock to
 Company president for acquisition of rights to
 certain entertainment properties                        $       --   $2,000,000
                                                         ==========   ==========

Issuance of 150,000 and 300,000 shares of common stock
  to investors to convert bridge notes and accrued
  interest                                               $    5,000   $   75,000
                                                         ==========   ==========

B.   ORGANIZATIONAL COSTS

     Costs incurred by the Company and liabilities assumed in the acquisition of eContent, Inc. accounted for as a recapitalization of Media Vision Properties, Inc. have been capitalized at historical cost. Amortization is computed using the straight- line method over the estimated life of 60 months.

     Amortization expense was $13,572 and $0 for the nine months ended June 30, 2003 and 2004, respectively.

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                            DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2004
                                   (UNAUDITED)


C.   COMMITMENTS AND CONTINGENCIES

     On October 5, 1999, the Company entered into a licensing agreement with an individual and Spartan Sporting Goods and Fashions, Inc. ("Spartan") a privately held New York Corporation for the exclusive master license of certain logos, trademarks and copyrights. The agreement provided that the Company pay 30% of all royalty income received under this agreement to the Licensor, or "Spartan". Additionally, the agreement provided for minimum annual non-refundable license fees for each optional renewal, potentially through 2008. Effective December 31, 2002, the Company decided not to renew the agreement with Spartan. As of September 30, 2003, net of the settlement of $100,000 for 1,200,000 shares, $102,400 remained due to Spartan for unpaid license rights fees. During the period ended June 30, 2004, the Company settled the remaining balance with Spartan.

     On June 15, 2003, the Company entered into an employment agreement with its president and chief executive officer. The general terms of the agreement provides for a grant of 3,000,000 shares of common stock upon execution of the agreement; a base salary of $185,000 per year with annual increases of 10% through 2006 and a grant of 400,000 options at $.25 per share, vesting 100,000 options per year through 2006.

     On July 1, 2003, the Company entered into an employment agreement with its executive vice president and chief operating/financial officer. The general terms of the agreement provides for a base salary of $165,000 per year with annual increases of 10% through 2006 and a grant of 400,000 options at $.25 per share, vesting 100,000 options per year through 2006.

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

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                            DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

     On December 31, 2003, the Company's Board of Directors approved an agreement with Peter Keefe, the Company's president, pursuant to a deal memorandum dated December 1, 2003, which was intended to be binding and subject to definitive agreements. The agreement provides for the issuance of 10,000,000 restricted shares of the Company's common stock (or an equivalent value of both common stock and warrants to purchase shares of common stock-based upon the Company's share price as of December 1, 2003; which was $.20; the equivalent at the time, of approximately $2,000,000,) the Company will acquire rights to certain properties. On January 20, 2004, the Company executed a definitive agreement and acquired the rights to certain properties, including direct profit participation, sales and marketing rights, merchandise licensing rights, home video distribution and television distribution rights in connection with the Nine Dog and Z-Force animated show properties. In connection with this agreement, during the quarter ended March 31, 2004, the Company issued 10,000,000 shares of its common stock to Mr. Keefe.

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

     During the quarter ended June 30, 2004, the Company issued 300,000 shares of its common stock, valued at $75,000 to convert a bridge note payable and accrued interest. Additionally, the Company issued 60,000 shares of its common stock in connection with the exercise of warrants secured by a note, valued at $9,000.

     On July 31, 2004, subsequent to the quarter ended June 30, 2004, the company issued 750,000 shares of its common stock valued at $142,500 to settle a bridge note and accrued interest.

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

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                            DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2004
                                   (UNAUDITED)


     In September, 2001, the Company issued $45,000 of bridge notes to investors, due to mature the earlier of one year from the date of note or the closing of an equity funding if at least $2,000,000. The notes bear an interest rate of 10% and the note holders received 22,500 warrants to purchase one share each of the Company's common stock at $.20. In the event of a default the investors would receive an additional 22,500 warrants with an exercisable price of $.10.

     In September 2002, the Company issued $146,500 of bridge notes to investors, due to mature the earlier of one year from the date of note or the closing of an equity funding of at least $2,000,000. These notes bear interest of 10% and the note holders received 116,000 warrants to purchase one share of the company's common stock at $.20.

     During the quarter ended June 30, 2004, the Company issued $800,000 of bridge notes to investors, due to mature in one year from the date of note. The notes are convertible into shares of the Company's common stock at $.08 per share. The Company plans to re-pay theses notes from revenues anticipated to commence during the fourth quarter from projects currently under development. These notes bear interest at 10% and the note holders received 1,666,667 warrants to purchase one share of the Company's common stock at $.15 per share.

     During the nine months ended June 30, 2004 the Company accrued $18,794 of interest on these notes.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 VS. THREE MONTHS ENDED JUNE 30, 2003

     The Company has not yet recorded any revenue since inception, as restated for the termination of its investment in MPI. The Company recorded a net loss of $370,500 for the three months ended June 30, 2004 as compared to a loss of $490,116 for the period June 30, 2003. This represents a loss per common share of $(.006) for the three months ended June 30, 2004 on basic and diluted shares outstanding of 62,518,617 as compared to a loss per common share of $(.01) on basic and diluted shares outstanding of 39,510,001 for the period June 30, 2003. The Company anticipates some revenue will be generated during the fourth quarter of calendar year 2004 from its production activities, and in early 2005 as projects currently in production are introduced into the marketplace.

     Production expenses were $50,594 for the three months ended June 30, 2004 compared to $5,880 for the three months ended June 30, 2003. These included non-cash charges for production services paid with equity of $0 in 2004 as compared to $5,880 in 2003. The increase in production costs is attributable to the fact that the Company commenced development of three episodes of its Z-Force property. The Company anticipates that production expenses will increase considerably during the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005 period to enable it to further develop its existing properties and to develop future properties.

     General and administrative expenses increased to $288,926 in the three months ended June 30, 2004 from $269,637 for the three months ended June 30, 2003. The increase in these costs relates to an increase in other general corporate overhead, such as legal expenses and professional fees. This increase in legal and professional expenses can be attributed to costs related to the bridge financing obtained during the quarter.

     Other operating expenses totaled $28,955 in the three months ended June 30, 2004 as compared to $207,000 for the three months ended June 30, 2003. The Company recorded an impairment loss of $112,000 during the three months ended June 30, 2003 compared to $0 during the same period in 2004. Additionally, the decrease in other operating expenses can be attributed to a reduction in settlement expenses, which declined to $15,459 for the three months ended June 30, 2004 from $92,500 during the same period in 2003. Interest expense increased to $13,793 for the three months ended June 30, 2004 from $2,500 for the three months ended June 30, 2003. This increase in interest expense can be attributed to the $800,000 in bridge notes obtained during the quarter.

       NINE MONTHS ENDED JUNE 30, 2004 VS. NINE MONTHS ENDED JUNE 30, 2003

     The Company has not yet recorded any revenue since inception, as restated for the termination of its investment in MPI. The Company recorded a net loss of $939,772 for the nine months ended June 30, 2004 as compared to a loss of $854,834 for the period June 30, 2003. This represents a loss per common share of $(.017) for the nine months ended June 30, 2004 on basic and diluted shares outstanding of 54,293,395 as compared to a loss per common share of $(.02) on basic and diluted shares outstanding of 34,208,279 for the period June 30, 2003. The Company anticipates some revenue will be generated during the fourth quarter of calendar year 2004 from its production activities, and in early 2005 as projects currently in production are introduced into the marketplace.

     Production expenses were $50,594 for the nine months ended June 30, 2004 compared to $53,640 for the nine months ended June 30, 2003. These included non-cash charges for production services paid with equity of $0 in 2004 as compared to $53,640 in 2003. Although production costs declined slightly during the nine months ended June 30, 2004 when compared to the same period in 2003, the Company currently has more projects under than it had during this period in 2003. The Company has three episodes of its Z-Force property in production and expects them to be completed in the near future. The Company anticipates that production expenses will increase considerably during the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005 period to enable it to further develop its existing properties and to develop future properties.

     General and administrative expenses increased to $794,759 in the nine months ended June 30, 2004 from $558,797 for the nine months ended June 30, 2003. The increase in these costs relates to an increase in accrued executive compensation and other general corporate overhead, such as promotion, marketing, legal and office expenses. Compensation to executives for the nine months ended June 30, 2003 was $202,000 compared to $262,600 during the same period in 2004, which includes accrued executive compensation charges of $134,884 for the nine month period ended June 30, 2004 and $0 for the nine month period ended June 30, 2003. Other general corporate overhead expenses increased to $532,159 for the nine months ended June 30, 2004 from $356,797 for the same period in 2003. This increase in other general corporate overhead can be attributed to promotion, marketing and legal expenses related to the acquisition of sales, marketing, distribution and licensing rights, the Company name/symbol change and commencing the implementation of its revised operational strategy

     Other operating expenses totaled $83,820 in the nine months ended June 30, 2004 as compared to $213,500 for the nine months ended June 30, 2003. The Company recorded an impairment loss of $112,000 during the nine months ended June 30, 2003 compared to $0 during the same period in 2004. Additionally, the decrease in other operating expenses can be attributed to a reduction in settlement expenses, which declined to $65,323 for the nine months ended June 30, 2004 from $92,500 during the same period in 2003.

     Interest expense was $9,000 for the nine months ended June 30, 2003 and $18,794 for the nine months ended June 30, 2004. This increase in interest expense can be attributed to the $800,000 in bridge notes obtained during the quarter ended June 30, 2004.

PLAN OF OPERATIONS AND BUSINESS STRATEGY

     The global market demand for high quality, character driven children and family entertainment has never been greater. The proliferation of new digital, satellite and cable broadcast networks throughout the world has prompted industry analysts to predict that the demand for world class children's and family entertainment properties is expected to increase exponentially over the next decade. Merchandising, licensing, publishing and other areas of marketing for character driven hit entertainment properties can generate hundreds of millions of dollars for the rights holders and tens of millions of dollars for the companies who actually market the properties.

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

     On June 15,  2003  the  Company  appointed  Peter  Keefe  as the  Company's
President. Management considered that Mr. Keefe's network of global contacts, associations and affiliations in the children's and family entertainment and licensing industries would connect the Company with a uniquely broad, and extremely valuable, base of exciting revenue generating marketing opportunities. At that time, the Company began to establish its current platform to launch properties and products in the global television, home video/DVD and merchandise licensing marketplace. The Company began marketing of the Nine Dog Christmas, Nine Dog Night of Fright and Z-Force animated entertainment properties. On December 31, 2003, the Company's Board of Directors approved an agreement with Peter Keefe, the Company's president, pursuant to a deal memorandum dated December 1, 2003, which was intended to be binding and subject to definitive agreements. Effective April 26, 2004, in exchange for the issuance of 10,000,000 restricted shares of the Company's common stock valued at $2,000,000, Mr. Keefe executed an agreement whereby the Company has acquired rights to certain properties which are allocated as follows:

Rights Acquired                              Property Name         $ Allocation

Profit Participation Ownership                  Z-Force                 45%

Global Management & Control of TV & Home
 Video/DVD Sales, Toys and Merchandise
  Licensing, Distribution, Production and
  all Related Activities                        Z-Force                100%

 TOTAL Z-FORCE $ ALLOCATION                     $1,700,000

Gross Royalty Revenue from all World Wide
  Merchandise Licensing Activities              Nine Dog Property       10%

Gross Royalty Revenue from any Toy &
  Licensing Deals negotiated by Earthworks      Nine Dog Property       25%

Gross Royalty Revenue World Wide
  Home Video/DVD Sales                          Nine Dog Property       10%

 TOTAL NINE DOG $ ALLOCATION                    300,000

Total                                           $2,000,000


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

     The Company plans to generate its revenues from its existing and future retainer and management fees, performance incentives, production activities, sales and marketing commissions and equity-based annuities/property ownership positions in successful kid's and family entertainment properties. As the Company reaches critical mass in its property and project ownership and management base, revenues can multiply as equity positions increase significantly at substantially lower risk levels. This is a key component of the business model and an important valuation driver for the Company as it grows. By building a diverse library of properties and projects the Company minimizes the risk associated with any one particular property or project while maximizing the commercial exploitation of its entertainment property portfolio.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at June 30, 2004 was a deficit of $1,025,529. Since the reorganization, the Company has funded its operations from the issuance of common stock and loans from officers and certain shareholders. The Company has incurred operating losses totaling $14,641,178 from inception April 1, 1998 through June 30, 2004. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to:

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

     The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2004 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

     (1) The Company presently has ongoing negotiations with a number of financing alternatives, including obtaining working capital from the proceeds of convertible bridge notes and private placements of the Company's equity including its common stock and warrants. The Company also plans to settle any prior obligations with equity and extended payment terms. During the quarter ended June 30,2004 the company, secured $800,000 in bridge financing, from private investors, which will be primarily used for the expansion of the Company's entertainment property holdings and to settle prior obligations. The Company will now focus on the next phase of its financing initiative, which is to further fund the production of its existing entertainment properties.

      (2) In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company:

          (A) On June 15, 2003 appointed Peter Keefe as the Company's President. Management believes Mr. Keefe's network of global contacts, associations and affiliations in the children's and family entertainment and licensing industries will connect the Company with a uniquely broad, and extremely valuable, base of exciting revenue generating marketing opportunities. On December 31, 2003, the Company's Board of Directors approved an agreement with Peter Keefe, the Company's president, pursuant to a deal memorandum dated December 1, 2003, which was intended to be binding and subject to definitive agreements whereby in exchange for the issuance of 10,000,000 restricted shares of the Company's common stock (or an equivalent value of both common stock and warrants to purchase shares of common stock-based upon the Company's share price as of December 1, 2003; which was $.20, or the equivalent at the time, of approximately $2,000,000) to acquire the rights to certain entertainment properties. On January 20, 2004, the Company executed a definitive agreement and acquired the rights to certain properties, including direct profit participation, sales and marketing rights, merchandise licensing rights, home video distribution and television distribution rights in connection with the Nine Dog and Z-Force animated show properties.

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

ITEM 3. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

     In September 2003, the Company was advised that a default judgement in the amount of $32,000 (plus accrued interest and legal fees) was recorded against the Company in connection with a note payable executed in 1999. In December 2003, the Company reached a settlement agreement with the note obligor, whereby it issued 200,000 shares of its Common Stock in exchange for a full release of the judgement

ITEM 2  CHANGES IN SECURITIES.

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



                                         Earthworks Entertainment, Inc.


Dated: August 11, 2004

                                         By: /s/ PETER KEEFE
                                          Peter Keefe

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                               TITLE                      DATE

By: /s/ PETER KEEFE             CEO, President             August 11, 2004
    ------------------------
     Peter Keefe

By: /s/ WILLIAM H. CAMPBELL     Acting Chief Financial
    ------------------------
     William H. Campbell         Officer, Corporate
                                 Secretary, Director       August 11, 2004

By: /s/ GARY GOODELL            Director                   August 11, 2004
    -----------------------
     Gary Goodell