Form 10KSB
period 2004-09-30
EARTHWORKS ENTERTAINMENT INC
filed 2005-01-06
CIK 820789

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

                         EARTHWORKS ENTERTAINMENT, INC.
                            (FORMERLY eContent, Inc.)

             (Exact name of registrant as specified in its charter)





          DELAWARE                                            23-2442288
------------------------------                         ----------------------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

324 Dutura St., West Palm Beach, FL                             33314
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

                                 (561) 719-9841
                           (Issuer's Telephone Number)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. Yes /X/

Indicate by check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 5(d) of the Exchange Act afterdistribution of securities under a plan confirmed by a court. Yes /X/ No / /

     Effective November 15, 2004 Company had 65,730,863 shares of common stock and no shares of preferred stock outstanding.

PART I

ITEM 1. BUSINESS.

GENERAL DESCRIPTION OF BUSINESS

Earthworks Entertainment, Inc. (formerly eContent, Inc.) is a reporting public company listed on the NASDAQ OTC:BB and currently trades its common stock under the symbol "EWKE" pursuant to a special stockholders' meeting held on November 24, 2003 (previously traded under the symbol ETNT). The Company is a development stage company and the Company has not yet recorded any revenue since inception, as restated for the termination of its investment in MPI. The Company recorded a net loss of $1,318,249 for the year ended September 30, 2004 as compared to a loss of $1,325,452 for the period ended September 30, 2003.

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

On February 7, 2003 the Company entered into a conditional plan for a corporate combination agreement to merge with Anglebabies LLC, a California Limited Liability Company. The terms of the agreement provided for the Comapny to receive 100% of all Anglebabies, LLC's interests; in exchange for which the interest of the members of the limited liability company were to be issued shares of Earthworks Entertainment common or preferred stock, totaling approximately 80% of the value of the new combination. The number of shares to be issued were subject to an adjustment after the issuance of a fairness opinion. All terms and conditions of the agreement were subject to shareholder approval. On June 13, 2003 the Company elected to not implement this agreement and the proposed merger with Angel Babies, LLC was terminated.

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



Rights Acquired                              Property Name         $ Allocation

Profit Participation Ownership                  Z-Force                 45%

Global Management & Control of TV & Home
 Video/DVD Sales, Toys and Merchandise
  Licensing, Distribution, Production and
  all Related Activities                        Z-Force                100%

 TOTAL Z-FORCE $ ALLOCATION                     $1,700,000
                                                 ---------
Gross Royalty Revenue from all World Wide
  Merchandise Licensing Activities              Nine Dog Property       10%

Gross Royalty Revenue from any Toy &
  Licensing Deals negotiated by Earthworks      Nine Dog Property       25%

Gross Royalty Revenue World Wide
  Home Video/DVD Sales                          Nine Dog Property       10%

 TOTAL NINE DOG $ ALLOCATION                       300,000
                                                ----------
Total                                           $2,000,000
                                                ==========
ORGANIZATIONAL BACKGROUND

Earthworks Entertainment, Inc., previously named Gulfstar Industries, was incorporated under the laws of Delaware on December 3, 1986. Gulfstar evolved into a holding company with two wholly owned subsidiaries, Plant Technical Services, Inc., an engineering consulting and placement service and Tier Environmental, an environmental preservation company, both of which discontinued operations in the fiscal year ended September 30, 1997. On July 22, 1997, Gulfstar filed a petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. On September 2, 1998 the Court approved a proposed plan of reorganization, which would be funded through the reverse merger of Gulfstar with Media Vision Productions, Inc. ______ On January 4, 1999, the merger was consummated, Gulfstar was recapitalized and changed its name to Media Vision Productions, Inc. The original Gulfstar shareholders retained 367,355 shares (7% at the time of recapitalization), in the new company. The Gulfstar creditors were issued 30,970 shares (.6% at the time of recapitalization).

On October 1, 1999, the stock commenced trading, with a new name, e-Content, Inc., a new symbol, "ETNT" with a new focus on Television Driven E-Commerce Marketing.

On September 5, 2000 the Company incorporated a wholly owned subsidiary to hold and capitalize on its sports marketing licenses called National Licensing Corporation.

During the year ended September 30, 2000, the Company initially recorded its investment in MPI as a consolidated subsidiary of ETNT pursuant to a stock purchase agreement from May of 2000. Upon the acquisition of a 51% interest in MPI at that time, the Company had a conditional option to acquire the remaining 49% of MPI, with certain extensions through July 30, 2001. On July 30, 2001, the company let its right to complete the acquisition of MPI expire, and subject to the return of certain shares, the Company forfeited any interest in MPI. The Company restated its financial statements for the fiscal year ended September 30, 2000 to record this investment as an unconsoliated subsidiary in its filing for the fiscal year ended September 30, 2001 in which the Company recorded a loss on the termination of its investment in MPI effective July 30, 2001. (See
Part 7. F/S).

Subsequent to September 30, 2001, the Company and MPI concurrently exchanged certain releases relating to the preceding and entered into a preliminary program production agreement, which in light of all the factors the Company considered, gave the Company the most dexterity to implement its business plan at that time. On September 30, 2003, the Company executed an agreement to terminate its preliminary production agreement with MPI. As part of the agreement, the Company issued 125,000 shares of its common stock to MPI and canceled 1,400,000 warrants issued to MPI's President, Robert Marty, as part of the initial production agreement. Additionally, both parties agreed to cancel outstanding notes due to and from the company, and again provide certain releases.

On February 7, 2003 the Company entered into a conditional plan for a corporate combination agreement to merge with Anglebabies LLC, a California Limited Liability Company. The terms of the agreement provided for the Company to receive 100% of all Anglebabies, LLC's interests; in exchange for which the interest of the members of the limited liability company were to be issued shares of Earthworks Entertainment common or preferred stock, totaling approximately 80% of the value of the new combination. The number of shares to be issued were subject to an adjustment after the issuance of a fairness opinion. All terms and conditions of the agreement were subject to shareholder approval. On June 13, 2003 the Company elected to not implement this agreement and the proposed merger with Angel Babies, LLC was terminated.

On June 15, 2003 the Company appointed Peter Keefe as the Company's President. Management considered that Mr. Keefe's network of global contacts, associations and affiliations in the children's and family entertainment and licensing industries would connect the Company with a uniquely broad, and extremely valuable, base of exciting revenue generating marketing opportunities. At that time, the Company began to establish its current platform to launch properties and products in the global television, home video/DVD and merchandise licensing marketplace. The Company began marketing of the Nine Dog Christmas, Nine Dog Night of Fright and Z-Force animated entertainment properties. On December 31, 2003, the Company's Board of Directors approved an agreement with Peter Keefe, the Company's president, pursuant to a deal memorandum dated December 1, 2003, which was intended to be binding and subject to definitive agreements. Effective April 26, 2004, in exchange for the issuance of 10,000,000 restricted shares of the Company's common stock valued at $2,000,000, Mr. Keefe executed an agreement whereby the Company has acquired rights to certain properties.

On November 24, 2003 the Company issued a proxy and held a Special Meeting of Stockholders (see Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS). The matters considered at this meeting were to:

1) increase the number of the Company's Authorized Common Stock from 50,000,000 to 100,000,000,
2)   change the Company's Common Stock Par Value from $.08 to $.0015, and
3)   change the Company name to Earthworks Entertainment, Inc.

All of these matters were approved by the shareholders.

EMPLOYEES AND CONSULTANTS

As of September 30, 2004, the Company had 2 executive employees. In June and July 2003, the Company executed employment contracts with its President and CEO, and, its Executive Vice President and CFO, respectfully. Also, the Company utilizes consultants from time to time on an as needed basis.

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

On December 31, 2003, the Company's Board of Directors approved an agreement with Peter Keefe, the Company's president, pursuant to a deal memorandum dated December 1, 2003, which was intended to be binding and subject to definitive agreements. Effective April 26, 2004, in exchange for the issuance of 10,000,000 restricted shares of the Company's common stock valued at $2,000,000, Mr. Keefe executed an agreement whereby the Company has acquired rights to certain properties, including direct profit participation, merchandise licensing and distribution and the television distribution rights in connection with the Nine Dog Christmas, Nine Dog Night of Fright and Z-Force animated show properties.

ITEM 2. PROPERTIES.

The West Palm Beach office was closed in May, 2001. The Company plans to open new offices in the Los Angeles area within the next Fiscal Year. The Company continues to maintain a temporary office at 324 Datura Street, Suite 200, West Palm Beach, Florida.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the current fiscal year ended September 30, 2004, the Company issued a proxy and held a Special Meeting of Stockholders on November 24, 2003. Matters considered at the Special Meeting were:

1)   INCREASE THE NUMBER OF AUTHORIZED COMMON SHARES:

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

     B. To attract and keep key executives. Shares made available for incentives and employment agreements.
     C.   Shares made available for Employee Stock Ownership Plans (ESOP)
     D. The Company's success depends in large part on its ability to raise capital. In order for the Company to raise capital, additional shares must be made available for offerings including common stock, equity, convertible preferred, or convertible debt.

2)   PAR VALUE CHANGE - COMMON STOCK

At the Special Meeting, the Company's Stockholders were also asked to approve the change of the Company's Common Stock Par Value from $.08 to $.0015. This change will have no material effect on the Company's balance sheet, but will save the Company thousands of dollars each year when calculating its Delaware franchise tax.

3)   CHANGE THE NAME OF THE COMPANY TO EARTHWORKS ENTERTAINMENT, INC.

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

                                     PART II

STOCKHOLDER MATTERS ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED.

     (A)   MARKET PRICES OF COMMON STOCK

The primary market for our common stock is the Nasdaq OTC Bulletin Board, where it trades under the symbol "EWKE". The Company became publicly traded as "MVPI" on June 28, 1999, when we were called Media Vision Productions, Inc. through a merger with Gulfstar Industries, Inc., formerly known as Tier Environmental Services, Inc. On October 1, 1999 the Company's name changed to eContent and its symbol became "ETNT". Effective November 24, 2003 the Company changed its name to Earthworks Entertainment, Inc. and its symbol became EWKE. The following table sets forth the high and low closing bid prices for the shares for the periods indicated as provided by the NASD's OTCBB System. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

                                HIGH BID     LOW BID

FISCAL YEAR ENDED SEPTEMBER 30, 2002
  First Quarter                 $   .23     $   .03
  Second Quarter                $   .20     $   .06
  Third Quarter                 $   .54     $   .04
  Fourth Quarter                $   .30     $   .04

FISCAL YEAR ENDED SEPTEMBER 30, 2003
  First Quarter                 $   .07     $   .04
  Second Quarter                $   .09     $   .02
  Third Quarter                 $   .09     $   .03
  Fourth Quarter                $   .40     $   .04

FISCAL YEAR ENDED SEPTEMBER 30, 2004
  First Quarter                 $   .31     $   .14
  Second Quarter                $   .29     $   .15
  Third Quarter                 $   .27     $   .15
  Fourth Quarter                $   .21     $   .14


     (B)   SHAREHOLDERS

As of November 4, 2004, the Company had 65,730,863 shares of common stock outstanding and approximately 1,000 stockholders of record.

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


RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2004 VS. YEAR END SEPTEMBER 30, 2003

     The Company has not yet recorded any revenue since inception, as restated for the termination of its investment in MPI. The Company recorded a net loss of $2,365,315 for the year ended September 30, 2004 as compared to a loss of $1,325,452 for the period September 30, 2003. This represents a loss per common share of $(.04) for the year ended September 30, 2004 on basic and diluted shares outstanding of 56,509,683 as compared to a loss per common share of $(.04) on basic and diluted shares outstanding of 34,208,279 for the period September 30, 2003.

     Production expenses were $125,233 for fiscal 2004 compared to $145,106 in fiscal 2003. These included no non-cash charges for production services paid with equity in 2004 and 2003. The company is currently in production of its Z-Force property and expects that production costs will increase during fiscal 2005.

     General and administrative expenses were $1,017,859 in fiscal 2004, an increase from $736,773 in fiscal 2003 despite a decrease in non-cash charges for administrative services paid with equity of $0 in 2004 as compared to $651,983 in 2003. The increase in these costs primarily relate the marketing, development and legal expenses related to the development of its Z-Force property, and, an increase to executive compensation.

     Other operating expenses totaled $83,820 in 2004 as compared to $412,676 in 2003 which consisted of:

     Interest expense increased from $30,897 in 2003 to $1,090,234 in 2004. This increase is attributed to the convertible bridge financing the Company secured during the year ended September 30, 2004, including $1,000,000 associated with the beneficial conversion features of convertible notes and $47,066 associated with warrants issued to the note holders. Losses on settlements of debt of $216,480 in 2003 decreased to $122,370 in 2004. The decrease is due to the fact that in 2003 the Company incurred one-time charges of $94,000 in connection with the terminated merger with Angel Babies, LLC and approximately $80,000 associated with the Company's settlement with MPI and Robert Marty. Settlement charges in 2004 relate to the settlement of bridge notes which were converted into common stock during the year. In 2003, the Company recorded an Impairment loss of $161,589 which was associated primarily with the write down of long-term projects, including approximately $50,000 in the Company's National Licensing Corporation subsidiary and approximately $111,000 associated with the write down of the residual value ascribed to the MPI production agreement and corresponding deferred charges on projects the Company no longer intends to go forward with as it plans on focusing on its new show properties. The Company did not record an Impairment loss during 2004.

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

Rights Acquired                                 Property Name      $ Allocation

Profit Participation Ownership                  Z-Force                 45%

Global Management & Control of TV & Home
 Video/DVD Sales, Toys and Merchandise
  Licensing, Distribution, Production and
  all Related Activities                        Z-Force                100%

 TOTAL Z-FORCE $ ALLOCATION                     $1,700,000
                                                 ---------
Gross Royalty Revenue from all World Wide
  Merchandise Licensing Activities              Nine Dog Property       10%

Gross Royalty Revenue from any Toy &
  Licensing Deals negotiated by Earthworks      Nine Dog Property       25%

Gross Royalty Revenue World Wide
  Home Video/DVD Sales                          Nine Dog Property       10%

 TOTAL NINE DOG $ ALLOCATION                       300,000
                                                  --------
Total                                           $2,000,000
                                                ==========


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

     The Company has established a platform to launch its properties and products in the global television and merchandise licensing marketplace. The Company is currently marketing the Nine Dog Christmas, Nine Dog Night of Fright and Z-Force animated entertainment properties and is in negotiations to secure further, future properties that it calculates have a high potential for success. The Company also has valuable and unique relationships with leading production, distribution and licensing groups in the global entertainment market. The Company has built working alliances with several outside production studios and talent pools and the Company has identified several projects it plans to implement on a property by property basis during fiscal 2005 and beyond.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at September 30, 2004 was in a deficit position of $1,296,190. Since the reorganization, the Company has funded its operations from the issuance of common stock and loans from officers and certain shareholders. The Company has incurred operating losses totaling $16,066,722 from inception April 1, 1998 through September 30, 2004. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to:

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

ITEM 7. FINANCIAL STATEMENTS.

(a)(1) The following documents are filed as part of this report:

Consolidated Financial Statements of the Registrant,
  Earthworks Entertainment, Inc. and Subsidiaries                  PAGES

Report of Rosenberg, Rich, Baker & Berman                           F-1

Report of Schuhalter, Coughlin & Suozzo, PC                         F-2

Consolidated Balance Sheet of Earthworks Entertainment, Inc.
 and Subsidiaries as of September 30, 2003                          F-3

Consolidated Statements of Operations of Earthworks
 Entertainment, Inc. and Subsidiaries for the years
 ended September 30, 2003 and September 30, 2002
 and for the period from inception (April 1, 1998)
 through September 30, 2003                                         F-4

Consolidated Statements of Changes in Stockholders' Equity
 of Earthworks Entertainment, Inc. and Subsidiaries for the
 period from October 1, 1997 to September 30, 2003                  F-5

Consolidated Statements of Cash Flows of Earthworks
 Entertainment, Inc. and Subsidiaries for the years ended
 September 30, 2003 and September 30, 2002 and for the period
 from inception(April 1, 1998) through September 30, 2003          F-11

Notes to Consolidated Financial Statements                         F-12

b. Interim Financial Statements.

     Not Applicable

c. Financial Statements of Businesses Acquired and to be Acquired.

     Not Applicable

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Earthworks Entertainment, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheet of Earthworks Entertainment, Inc. (formerly eContent, Inc.)(a Delaware Corporation in the development stage) and Subsidiaries as of September 30, 2004 and the related consolidated statements of operations and cash flows for the year then ended and from April 1, 1998 (Date of Inception) through September 30, 2004 and the consolidated statement of stockholders' equity from October 1, 1997 through September 30, 2004 in the accompanying index to the financial statements (Item 7.). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Earthworks Entertainment, Inc. for the period from inception to September 30, 2003. Such amounts are included in the cumlulative from inception to September 30, 2004 totals of the statement of operations, changes in stockholders' equity and cash flows and reflect total net loss of 91 percent of the related cumulative totals. Those statements were audited by other auditors whose report has been furnished to us an our opinion, insofar as it relates to amounts for the period from inception to September 30, 2003, included in the cumulative totals, is based solely upon the report of the other auditors.


     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earthworks Entertainment, Inc. and Subsidiaries as of September 30, 2004, and the results of operations and its cash flows for the year then ended and from April 1, 1998 (Date of Inception) through September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

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




ROSENBERG RICH BAKER BERMAN & COMPANY
Bridgewater, NJ

December 30, 2004

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Earthworks Entertainment, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheet of Earthworks Entertainment, Inc. and Subsidiaries as of September 30, 2003 and the related consolidated statements of operations and cash flows for the year then ended and from April 1, 1998 (Date of Inception) through September 30, 2003 and the consolidated statement of stockholders' equity from October 1, 1997 through September 30, 2003 in the accompanying index to the financial statements (Item 7.). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Earthworks Entertainment, Inc. and Subsidiaries as of September 30, 2003, and the results of operations and its cash flows for the two years then ended and from April 1, 1998 (Date of Inception) through September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

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




SCHUHALTER, COUGHLIN & SUOZZO, PC
Raritan, New Jersey

December 15, 2003, except for note 11, as to which the date is December 31, 2003.

                 Earthworks Entertainment, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004

      ASSETS

Current Assets:
  Cash                                                             $    142,734
                                                                   ------------

     Total Current Assets                                               142,734
                                                                   ------------

Deferred production costs                                                  --
                                                                   ------------

Property and equipment, net of accumulated
    depreciation of $96                                                   1,054

Other Assets:
  Other Assets                                                           19,866
  Intangible assets, net of accumulated
    amortization of $90,481                                           2,000,000
                                                                   ------------

      Total Other Assets                                              2,019,866
                                                                   ------------

      Total Assets                                                    2,163,654
                                                                   ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable and accrued expenses                                 271,173
  Convertible Promissory Notes                                          800,000
  Convertible Promissory Notes, officers                                200,000
  Other current liabilities                                             167,750
                                                                   ------------

      Total Current Liabilities                                       1,438,924
                                                                   ------------

Other Liabilities                                                        72,375
                                                                   ------------

Bridge loans expected to convert to equity                               59,000
                                                                   ------------

Stockholders' Equity:
  Common stock, par value $.0015 per share; authorized
   100,000,000 shares, 65,730,863 issued and outstanding
  Convertible preferred stock, authorized 1,000,000 shares,
    par value $10.00; no shares issued and outstanding                   95,022
  Additional paid in capital                                         16,565,055
  Deficit accumulated during development stage                      (16,066,722)
                                                                   ------------

      Total Stockholders' Equity (Deficit)                              593,355
                                                                   ------------

      Total Liabilities and Stockholders' Equity                   $  2,163,654
                                                                   ============

The accompanying notes are an integral part of these financial statements.

                       Earthworks Entertainment, INC. AND SUBSIDIARIES
                                (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                              FROM APRIL 1,
                                                                                  1998
                                                                               (DATE OF
                                                                               INCEPTION)
                                                   FOR THE YEARS ENDED             TO
                                                       September 30,          September 30,
                                                   2003            2004           2004
                                                -----------    ------------   ------------
Total Revenues                                  $      --      $       --     $       --
                                                -----------    ------------   ------------

Direct Costs and Expenses:
  Development, production and distribution
     including non-cash stock related charges
     of $0, $0 and $916,056 respectively            145,106         125,233      2,527,745
  General and administrative including
     non-cash charges of $651,983 $0
     and $2,855,072                                 736,773       1,017,859     11,047,108
  Depreciation and amortization                      30,897          10,695        139,093
                                                -----------    ------------   ------------
  Stock based compensation and stock grants               0               0              0
                                                -----------    ------------   ------------

      Total Costs and Expenses                      912,776       1,153,786     13,713,945
                                                -----------    ------------   ------------

  Loss from operations before other expenses
    and provisions for income taxes                (912,776)     (1,153,786)   (13,713,945)
                                                -----------    ------------   ------------

Other Operating Income (Expense):
  Interest income                                      --             1,075          2,741
  Settlement gains (losses)                        (216,480)       (122,370)       896,259
  Interest expense (net)                            (34,607)     (1,090,234)    (1,201,060)
  Equity in earnings of unconsolidated
    Subsidiary                                         --              --           96,774
  Loss from termination of interest in
    unconsolidated subsidiary                          --              --       (1,985,901)
   Impairment Loss                                 (161,589)              0       (161,589)
                                                -----------    ------------   ------------

      Total Other Operating Income (Expense)       (412,676)     (1,211,529)    (2,352,776)

  Operating (Loss) before income taxes           (1,325,452)     (2,365,315)   (16,066,722)

  Provision for income taxes                              0               0              0
                                                -----------    ------------   ------------

      Net (Loss)                                $(1,325,452)   $ (2,365,315)   (16,066,722)
                                                ===========    ============   ============


Loss per common share, basic and diluted        $     (0.04)   $      (0.04)
                                                ===========    ============

Weighted average common shares outstanding,
  basic and diluted                              34,208,279      56,509,683
                                                ===========    ============


   The accompanying notes are an integral part of these financial statements.

                                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                    FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2004


                                                                         ADDITIONAL      TOTAL
                                        COMMON STOCK        DEFERRED      PAID IN      (RETAINED     STOCKHOLDERS'
                                    SHARES        AMOUNT  COMPENSATION    CAPITAL       DEFICIT)        EQUITY
Balance, October 1, 1997            398,045    $ 318,436        --      $ (318,436)   $   (86,099)  $   (86,099)
Change of par value from
 $.80 to $.08                          --       (286,592)       --         286,592           --            --
Retroactive effect of
 recapitalization on
 January 4, 1999
 including the
 elimination of prior
 retained deficit                 4,000,000      320,000        --        (320,000)        86,099         6,099
                                -----------    ---------    --------    ----------    -----------   -----------

 Balance as restated for
 recapitalization
 effective April 1, 1998          4,398,045    $ 351,844        --      $ (351,844)   $      --     $      --
Issuance of common stock,
 in private placement,
 net of offering costs
 of $14,011                         255,000       20,400        --         220,589           --         240,989
Correction of predecessor
 shares canceled in
 reverse split and
 cancellation of
 indebtedness                        (2,836)        (227)       --             227           --            --
Net loss for the period
 from April 1, 1998
 (date of inception) to
 September 30, 1998                    --           --          --            --         (141,759)     (141,759)
                                -----------    ---------    --------    ----------    -----------   -----------

Balance, September 30, 1998,
as restated                       4,650,209      372,017        --        (131,028)      (141,759)       99,230
Issuance of common stock
 in connection with the
 extension of note
 payable                            500,000       40,000        --         (15,000)          --          25,000
Issuance of common stock
 in private placements,
 net of offering costs
 of $62,472                         912,500       73,000        --         776,028           --         849,028
Issuance of common stock
 in consideration for
 cancellation of note
 payable plus accrued
 interest                           500,000       40,000        --         227,500           --         267,500
Issuance of common stock
 to employees for
 services                         3,400,000      272,000        --       2,754,000           --       3,026,000
Issuance of stock options
 to employees                          --           --       (88,333)      106,000           --          17,667
Net loss for the year
 ended September 30, 1999              --           --          --            --       (3,942,234)   (3,942,234)
                                -----------    ---------    --------    ----------    -----------   -----------
Balance at September 30, 1999     9,962,709    $ 797,017    $(88,333)   $3,717,500    $(4,083,993)  $   342,191
                                -----------    ---------    --------    ----------    -----------   -----------

   The accompanying notes are an integral part of these financial statements.

                                  EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                    FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2004


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

                                     EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                       FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2004

                                                                             ADDITIONAL       TOTAL
                                       COMMON STOCK            DEFERRED       PAID IN       (RETAINED      STOCKHOLDERS'
                                  SHARES          AMOUNT     COMPENSATION     CAPITAL        DEFICIT)         EQUITY
Balance, September 30, 2000
                                17,590,314    $  1,407,225    $ (53,000)   $ 12,660,898    $ (7,679,185)   $  6,335,938

Issuance of shares in
 private placement,
 together with warrants,
 net of cash offering
 costs of $130,018               1,469,575         117,566         --           352,416            --           469,982
Exercise of warrants and
 issuance of reparative
 shares, net of cash
 offering costs of $99,718       2,454,975         196,398         --           834,964            --         1,031,362
Issuance of shares in
 private placement                 100,000           8,000         --            32,000            --            40,000
Issuance of common
 stock for production
 rights                            100,000           8,000         --           104,500            --           112,500
Amortization of deferred
 compensation                         --              --         25,999            --              --            25,999
Return of shares pursuant
 to settlement agreement
 with certain management        (1,675,688)       (134,055)        --        (1,273,489)           --        (1,407,544)
Cancellation of options
 pursuant to settlement
 agreement with certain
 management                           --              --         27,001         (27,001)           --              --
Return of shares in
 connection with
 termination of stock
 purchase agreement,
 effective July 30, 2001        (1,350,000)       (108,000)        --        (4,042,000)           --        (4,150,000)
Issuance of shares in
 settlement                         91,833           7,347         --             6,428            --            13,775
Issuance of shares to
 directors to cancel debt
 and accrue compensation         1,442,563         115,405         --              --              --           115,405
Issuance of common stock
 for services                    1,970,000         157,600         --           336,030            --           493,630
Net loss for the year
 ended September 30, 2001             --              --           --              --        (3,118,454)     (3,118,454)
                              ------------    ------------    ---------    ------------    ------------    ------------
Balance, September 30, 2001     22,193,572    $  1,775,486    $    --      $  8,984,746    $(10,797,639)   $    (37,407)
                              ------------    ------------    ---------    ------------    ------------    ------------

   The accompanying notes are an integral part of these financial statements.

                                   EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                                            (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                     FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2004

                                                                         ADDITIONAL      TOTAL
                                      COMMON STOCK         DEFERRED       PAID IN      (RETAINED      STOCKHOLDERS'
                                  SHARES         AMOUNT  COMPENSATION     CAPITAL       DEFICIT)         EQUITY
Balance, September 30, 2001     22,193,572   $  1,775,486   $ --       $  8,984,746   $(10,797,639)   $    (37,407)

Issuance of Warrants
   in Production Contract             --             --       --            235,200           --           235,200

Issuance of Shares in
   Settlement                      400,000         32,000     --             67,000           --            99,000

Issuance of Shares in
   Settlement Note                 100,000          8,000     --             12,000           --            20,000

Issuance of Shares for
   Compensation                  2,050,000        164,000     --            122,000           --           286,000

Issuance of Shares for
   Services                      1,245,000         99,600     --            374,250           --           473,850

Net loss for the year ended
   September 30, 2002                 --             --       --               --       (1,578,316)     (1,578,315)
                              ------------   ------------   ------     ------------   ------------    ------------
Balance, September 30, 2002     25,988,572   $  2,079,086   $ --       $  9,795,196   $(12,375,955)   $   (501,672)
                              ============   ============   ======     ============   ============    ============






   The accompanying notes are an integral part of these financial statements.

                                   EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                                            (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                      FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2004

                                                                          ADDITIONAL      TOTAL
                                        COMMON STOCK         DEFERRED      PAID IN      (RETAINED      STOCKHOLDERS'
                                    SHARES         AMOUNT  COMPENSATION    CAPITAL       DEFICIT)         EQUITY
Balance, September 30, 2002       25,988,572   $  2,079,086    $ --     $  9,795,196   $(12,375,955)   $   (501,672)


Adjustment to reflect amended
   Par Value as revised from
    From $.08 to $.0015                 --     $ (2,040,103)   $ --     $  2,040,103   $       --      $       --
                                ------------   ------------    ------   ------------   ------------    ------------


Balance, October 1, 2002          25,988,572   $     38,983    $ --     $ 11,835,299   $       --      $       --

Issuance of Shares to
   Cancel Production Contract
   And retire warrants               125,000            188      --           36,062           --            36,250

Issuance of Shares to
   Convert Bridge Notes              458,333            687      --           43,647           --            44,334

Issuance of Shares to
   Cancel Unpaid Compensation
   And Professional Fees          10,675,000         16,013      --          214,887           --           230,900

Issuance of Shares for
   Reparations                       750,000          1,125      --           13,875           --            15,000

Issuance of Shares to
   Settle License Fees             1,200,000          1,800      --          106,200           --           108,000

Issuance of shares @ $.03
   Per share in Private
   Placements                      1,433,333          2,150      --           42,850           --            45,000

Issuance of shares @ $.08
   Per share in Private
   Placements                        625,000            938      --           49,062           --            50,000

Issuance of shares @ $.10
   Per share in Private
   Placements, net of cash
   offering costs of $46,006       1,637,500          2,456      --          115,288           --           117,744

Issuance of shares to
   Settle $50,000 loan and
   collateral in connection
   with cancelled merger
   agreement                       2,400,000          3,600      --          140,400           --           144,000

Issuance of Shares for
   Employment Agreement
   With President                  3,000,000          4,500      --          205,500           --           210,000

Net loss for the year ended
   September 30, 2003                   --             --        --             --       (1,325,451)     (1,325,451)
                                ------------   ------------    ------   ------------   ------------    ------------
Balance, September 30, 2003       48,292,738   $     72,440    $ --     $ 12,803,070   $(13,701,406)   $   (825,895)




   The accompanying notes are an integral part of these financial statements.

                                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2004

                                                                    ADDITIONAL      TOTAL
                                     COMMON STOCK      DEFERRED      PAID IN      (RETAINED     STOCKHOLDERS'
                                  SHARES      AMOUNT COMPENSATION    CAPITAL       DEFICIT)        EQUITY
Issuance of shares for
   services                       625,000   $    938     --       $    106,062           --      $    107,000

Issuance of shares @ $.08
   Per share in Private
   Placements                   2,100,000      3,150     --            166,850           --           170,000

Issuance of shares to
   Company President for
   License Rights              10,000,000     15,000     --          1,985,000           --         2,000,000

Issuance of shares @ $.15
   Per share, exercise of
   Warrants                       180,000        270     --             21,730           --            22,000

Issuance of shares to
   Settle bridge notes
   And accrued interest         1,050,000      1,575     --            215,925           --           217,500

Issuance of shares to
   Settle defaulted note
   And accrued interest           200,000        300     --             39,700           --            40,000

Issuance of Shares to
   Cancel Unpaid Compensation
   And Professional Fees          900,000      1,350     --            214,887           --           199,250

Stock subscription receivable        --         --       --            (19,000)          --           (19,000)

Intrinsic value of beneficial
 conversion features of
 convertible notes charged to
 interest expense                    --         --       --          1,000,000           --         1,000,000

Amortization of debt issue costs
 associated with warrants issued
 to note holders                     --         --       --             47,066           --            47,066

Net loss for the year ended
   September 30, 2004                --         --       --               --       (2,365,315)     (2,365,315)
                             ------------   --------   ------     ------------   ------------    ------------
Balance, September 30, 2004    63,347,738   $ 95,022   $ --       $ 16,565,055   $(16,066,722)   $    593,355
                             ============   ========   ======     ============   ============    ============



   The accompanying notes are an integral part of these financial statements.


                         EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                                  (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENTS OF CASH FLOW
                                                                                   FROM APRIL 1,
                                                                                        1998
                                                                                      (DATE OF
                                                                                     INCEPTION)
                                                       FOR THE YEARS ENDED              TO
                                                          SEPTEMBER 30,            SEPTEMBER 30,
                                                        2003           2004            2004
                                                   ------------    ------------    ------------
Cash flows from operating activities:
  Net Loss                                         $ (1,325,451)   $ (1,318,249)   $(15,019,655)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                        30,897          10,695         139,093
    Interest expense paid with equity                      --                 0          17,500
    Loan fees                                              --                 0          25,000
    Loss on abandonment of equipment                       --            39,547          39,547
    Stock based compensation and expenses
      paid by stock                                     691,900         342,002       8,641,237
    Equity in earnings of unconsolidated subsidiary        --                 0         (96,774)
    Settlement income relating to stock                    --            27,400      (1,366,369)
    Loss on termination of interest in
    unconsolidated subsidiary                              --                 0       1,985,909
Changes in assets and liabilities:
  Deferred charges and other current assets             482,883           9,791         602,744
  Other liabilities                                     (39,558)         (2,025)        447,727
  Accounts payable and accrued expenses                 (22,987)        (28,822)        719,420
  Cash overdraft                                         (2,387)              0               0
                                                   ------------    ------------    ------------

    Net cash used in operating activities              (184,703)       (919,662)     (3,864,622)
                                                   ------------    ------------    ------------

Cash flows from investing activities:
  Investment in intangible assets                          --                 0         (90,481)
  Investment in property and equipment                     --            (1,150)        (68,528)
  Advance on production rights                             --                 0        (337,500)
  Investment in MPI                                        --                 0      (1,850,000)
                                                   ------------    ------------    ------------

    Net cash used in investing activities                     0          (1,150)     (2,346,509)
                                                   ------------    ------------    ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock            211,015         179,730       4,803,911
  Proceeds from loans                                    60,000         800,000       1,450,213
  Advances from officers and stockholders                  --                 0         400,954
  Repayment of loans                                       --            (2,500)       (301,213)
                                                   ------------    ------------    ------------

    Net cash provided by financing activities           271,015         977,230       6,353,865
                                                   ------------    ------------    ------------

Net increase (decrease)in cash and cash equivalents      86,312          56,418         142,734

Cash and cash equivalents, Beginning of Period                4          86,316
                                                   ------------    ------------    ------------

Cash and cash equivalents, End of Period           $     86,316    $    142,734    $    142,734
                                                   ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION AND NATURE OF BUSINESS

         Earthworks Entertainment Inc.'s primary business is the creation, co-production, marketing and distribution of high quality, world class children's and family oriented entertainment properties. The properties are marketed in all multi-platform areas of commercial exposition ranging from Television to Home Video to Merchandise Licensing to Electronic & Video Games to Book and Music Publishing.

         Earthworks Entertainment, Inc. (the "Company") was originally incorporated under the laws of the State of Delaware on December 3, 1986 as Flair Communications, Inc. On September 26, 1994, the Company acquired all of the issued and outstanding shares of Tier Environmental Services, Inc. ("Tier of Florida"), a Florida corporation. On September 29, 1994 the Company changed its name to Tier Environmental Services, Inc. On September 27, 1995, the Company entered into a merger and acquisition plan to acquire all the shares and assets of Plant Technical Services, Inc. ("PTS"), an engineering and technical services firm consulting to the power industry, located in Texas. In February 1996, the Company changed its name to Gulfstar Industries, Inc.

         On January 4, 1999 the Company acquired all of the issued and outstanding shares of Media Visions Properties, Inc. and changed its name to Media Vision Productions, Inc. from Gulfstar Industries effective the same date. This transaction was accounted for as a reverse merger. On October 1, 1999 the Company changed its name to eContent, Inc.

         During the year ended September 30, 2000, the Company initially recorded its investment in MPI as a consolidated subsidiary of ETNT pursuant to a stock purchase agreement from May of 2000. Upon the acquisition of a 51% interest in MPI at that time, the Company had a conditional option to acquire the remaining 49% of MPI, with certain extensions through July 30, 2001. On July 30, 2001, Earthworks Entertainment let its right to complete the acquisition of MPI expire, and subject to the return of certain shares, the Company forfeited any interest in MPI. The Company restated its financial statements for the fiscal year ended September 30, 2000 to record this investment as an unconsoliated subsidiary in its filing for the fiscal year ended September 30, 2001 in which the Company recorded a loss on the termination of its investment in MPI effective July 30, 2001. Subsequent to September 30, 2001, the Company and MPI concurrently exchanged certain releases relating to the preceding and entered into a preliminary program production agreement. On September 30, 2003, the Company executed an agreement to terminate its preliminary production agreement with MPI. As part of the agreement, the Company issued 125,000 shares of its common stock to MPI and cancelled 1,400,000 warrants issued to MPI's President, Robert Marty, as part of the initial production agreement. Additionally, both parties agreed to cancel outstanding notes due to and from Earthworks Entertainment, and again provide certain releases.

         On February 7, 2003 the Company entered into a conditional plan for a corporate combination agreement to merge with Anglebabies LLC, a California Limited Liability Company. The terms of the agreement provided for the Company to receive 100% of all Anglebabies, LLC's interests; in exchange for which the interest of the members of the limited liability company were to be issued shares of Earthworks Entertainment common or preferred stock, totaling approximately 80% of the value of the new combination. The number of shares to be issued were subject to an adjustment after the issuance of a fairness opinion. All terms and conditions of the agreement were subject to shareholder approval. On June 13, 2003 the Company elected to not implement this agreement and the proposed merger with Angel Babies, LLC was terminated.

       On June 15, 2003 appointed Peter Keefe as the Company's President. Management considered that Mr. Keefe's network of global contacts, associations and affiliations in the children and family entertainment and licensing industries would connect the Company with a uniquely broad, and extremely valuable, base of exciting revenue generating marketing opportunities. Mr. Keefe was issued 3,000,000 shares of the Company's common stock in connection with his employment agreement. On December 31, 2003, the Company's Board of Directors approved an agreement with Peter Keefe, the Company's president, pursuant to a deal memorandum dated December 1, 2003, which was intended to be binding and subject to definitive agreements. Effective April 26, 2004, in exchange for the issuance of 10,000,000 restricted shares of the Company's common stock valued at $2,000,000, Mr. Keefe executed an agreement whereby the Company has acquired rights to certain properties.



                                       F12

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2-LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENTS PLANS

         The Company's working capital at September 30, 2004 was a deficit of $1,296,190. Since the reorganization, the Company has funded its operations from the issuance of common stock and loans from officers and certain shareholders, and through the issuance of convertible bridge notes. The Company has incurred operating losses totaling $16,066,722 from inception April 1, 1998 through September 30, 2003. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to:

         (1)  satisfy its current obligations,
         (2)  continue its development of properties and projects, and
         (3) successfully implement its plans to market the properties and projects.

         The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2005 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

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

         (2) In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company:

         A) On June 15, 2003 appointed Peter Keefe as the Company's President. Management believes Mr. Keefe's network of global contacts, associations and affiliations in the children's and family entertainment and licensing industries will connect the Company with a uniquely broad, and extremely valuable, base of exciting revenue generating marketing opportunities. On December 31, 2003, the Company's Board of Directors approved an agreement with Peter Keefe, the Company's president, pursuant to a deal memorandum dated December 1, 2003, which was intended to be binding and subject to definitive agreements whereby in exchange for the issuance of 10,000,000 restricted shares of the Company's common stock (or an equivalent value of both common stock and warrants to purchase shares of common stock-based upon the Company's share price as of December 1, 2003; which was $.20, or the equivalent at the time, of approximately $2,000,000) to acquire the rights to certain entertainment properties. On January 20, 2004, the Company executed a definitive agreement and acquired the rights to certain properties, including direct profit participation, sales and marketing rights, merchandise licensing rights, home video distribution and television distribution rights in connection with the Nine Dog and Z-Force animated show properties.

         (B) The Company has established a platform to launch its properties and products in the global television and merchandise licensing marketplace. The Company is currently marketing the Nine Dog Christmas, Nine Dog Night of Fright and Z-Force animated entertainment properties and is in negotiations to secure further, future properties that it calculates have a high potential for success. The Company also has valuable and unique relationships with leading production, distribution and licensing groups in the global entertainment market. The Company has built working alliances with several outside production studios and talent pools and the Company has identified several projects it plans to implement on a property by property basis during fiscal 2005 and beyond.

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

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REORGANIZATION AND SUBSEQUENT RECAPITALIZATION

         In July 1997, the Company's predecessor, Gulfstar Industries, filed a petition under Chapter 11 of the Bankruptcy laws. The Company's petition was confirmed by the Bankruptcy Court on September 2, 1998 and became effective on January 4, 1999. The Plan of Reorganization and confirmation of the same included the acceptance of the agreement and merger plan between the Company and Media Vision Properties, Inc., whereby holders of existing voting shares immediately before the confirmation retain less than 50% of the voting shares of the surviving entity and the post petition liabilities allowed and claims exceed the carrying value of assets. On January 4, 1999, pursuant to the plan of reorganization and plan of merger the Company changed its name to Media Vision Productions, Inc. On October 1, 1999, the Company changed its name to eContent, Inc.

         For accounting purposes the acquisition has been treated as an acquisition of the Company by Media Vision Properties, Inc. and therefore a recapitalization of Media Vision Properties, Inc. The historical financial statements prior to January 4, 1999 are those of Media Vision Properties, which was incorporated on June 17, 1997 but did not issue stock, have assets, or commence operations until April 1, 1998. Additionally, proforma information is not presented since the transaction is treated as a recapitalization.

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated balance sheet as of September 30, 2004 includes the accounts of the Company and its wholly owned subsidiary, Media Vision Properties Inc., which commenced operations on April 1, 1998 and National Licensing Corporation, which commenced operations on September 5, 2000.

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

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)


SUPPLEMENTAL INFORMATION-STATEMENT OF CASH FLOWS
                           FOR THE YEARS ENDED
                               SEPTEMBER 30,
                            2003         2004
                          -------      -------

Interest Paid             $     0      $     0
                          =======      =======


SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

                                                            FOR THE YEARS ENDED
                                                                SEPTEMBER 30,
                                                             2003         2004
                                                           --------     -------

Issuance of 3,000,000 and 625,000 shares of
  common stock for services                                $210,000    $107,000
                                                           ========   =========

Issuance of 10,000,000  shares of common stock to
 Company president for acquisition of rights to
 Certain entertainment properties                          $     --  $2,000,000
                                                           ========   =========

Issuance of 458,333 and 1,250,000 shares of common
 stock for repayment of loan and accrued interest
 and the conversion of Bridge Notes and accrued
 interest                                                  $ 44,334    $257,834
                                                           ========    ========

Issuance of 1,200,000 shares of common stock
  to settle outstanding licensing rights                   $108,000    $   --
                                                           ========    ========

Issuance of 125,000 shares of common stock
  to cancel production agreement and warrants              $ 36,250    $   --
                                                           ========    ========

Issuance of 750,000 shares of common stock
  to investor as reparation                                $ 15,000    $   --
                                                           ========    ========

Issuance of 2,400,000 shares of common stock
  to settle $50,000 loan and collateral, in
  connection with cancelled merger agreement               $144,000    $   --
                                                           ========    ========

Issuance of 500,000 shares of common stock to two
  Officers to settle unpaid expenses and compensation
   Due from a prior settlement                             $     --    $103,196
                                                           ========    ========

Interest expense and corresponding credit to
  additional paid in capital pursuant to EITF 98-5         $     --  $1,047,066
                                                           ========  ==========

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

ORGANIZATIONAL COSTS

         Costs incurred by the Company and liabilities assumed in the acquisition of the Company accounted for as a recapitalization of Media Vision Properties, Inc. have been capitalized at historical cost. Amortization is computed using the straight line method over the estimated life of 60 months.

         Amortization expense was $19,672 and $0 for the years ended September 30, 2003 and 2004, respectively.

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

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts reported in the consolidated balance sheets for Earthworks Entertainment's cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values due to the short maturities of these financial instruments.

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

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTSFAIR

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

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         In September 2003, the Company issued 125,000 shares valued at $36,250 to Robert Marty, the president of MPI, in connection with an agreement to cancel 1,400,000 warrants and to cancel a production agreement executed in June 2002. Additionally, as part of this agreement, both parties settled the outstanding notes due to and from Earthworks Entertainment.

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

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      On July 31, 2004, the company issued 750,000 shares of its common stock valued at $142,500 to settle a bridge note and accrued interest.

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

         During the fiscal year ended September 30, 2004, the Company recorded losses on the extinguishment of debts of $122,370.

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

CONVERTIBLE NOTES

         Convertible notes issued during the fiscal year ended September 30, 2004 may be converted into 12,500,000 shares of the Company's common stock at $.08 per share. Additionally, warrants to purchase 3,500,000 shares at $.08 per share were issued to the note holders.

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
                                                                      AVERAGE
                                                        NUMBER OF    EXERCISE
                                                         OPTIONS       PRICE

Outstanding at September 30, 2000                        400,000       $.625
                                                        --------       -----
Granted                                                  250,000        .250
Exercised                                                   --           --
Canceled                                                (400,000)      .625)
                                                        --------       -----
Outstanding at September 30, 2001                        250,000       $.250
                                                        ========       =====
Outstanding at September 30, 2002                        250,000       $.250
                                                        ========       =====
Granted                                                  800,000       $.250
Exercised                                                   --            --
Canceled                                                    --            --
                                                        --------       -----
Outstanding at September 30, 2003                      1,050,000       $.250
                                                       ---------       -----
Granted                                                     --            --
Exercised                                                   --            --
Canceled                                                    --            --
                                                        --------       -----
Outstanding at September 30, 2004                      1,050,000       $.250
                                                       ---------       -----
Exercisable at September 30, 2004                        950,000       $.250
                                                        ========       =====

         The per share weighted average remaining life of the options outstanding at September 30, 2004 is 2.8 years.

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

                                    SEPTEMBER 30,       SEPTEMBER 30,
                                         2004               2003
                                    --------------      -------------
Net loss:
  As reported                         $1,318,249         $ 1,325,451
  Pro forma                           $1,327,719         $ 1,334,951

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         In connection with the issuance of $800,000 in Bridge Notes during the quarter ended June 30, 2004, the issued 2,666,667 warrants to purchase one share of the Company's common stock at $.15 for a period of 3 years through May 2007.

         As a result of the preceding the Company has the following warrants outstanding as of September 30, 2004.

                                      Exercise
Expiration                            Quantity              Price
                                      ---------             -----
November 2004                         3,150,241             $1.50

October 2006                            288,000             $ .15
November 2006                           100,000             $ .08
November 2006                           100,000             $ .20
November 2006                           790,531             $ .25
December 2006                           312,500             $ .20
January 2007                            937,500             $ .25
February 2007                         1,200,000             $ .30
March 2007                              645,000             $ .25
May 2007                              2,666,667             $ .15
May 2007                                480,000             $ .25
                                     ----------             -----
   Total                             10,669,908
                                     ==========

Weighted average
  exercise price                                            $ .59
                                                            =====


PREFERRED STOCK

         The certificate of incorporation of the Company authorizes its board of directors to issue for value 1,000,000 shares of preferred stock, $10 par value. Preferred stock may be issued in series with such designations, relative rights, preferences and limitations as may be fixed from time to time by the board of directors of the Company. In connection with the predecessor's acquisition of PTS, the Company issued 75,000 shares which were converted into common stock on a one to one basis pursuant to the plan of reorganization. As of September 30, 2004 the Company had no preferred stock outstanding.

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         On December 31, 2003 the Company agreed to purchase rights from the president, to be paid in equity, the approximate value of which is $2,400,000. (See also note 11.)

         On August 6, 2004, the Company's issued a total of $200,000 in Convertible Bridge Notes, due to mature in one year from the date of note, to its two executive officers (its President and its CFO) to settle $100,000 in unpaid salary to each executive. The notes are convertible into shares of the Company's common stock at $.08 and bear interest at 10%.

NOTE 6-LEASES

         The company presently leases its temporary offices on a month to month basis.

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 9-PROPERTY AND EQUIPMENT

Property and equipment, at cost, at September 30, 2004 is as follows:

Office equipment                                               $  1,150
Less-Accumulated depreciation                                       (96)
                                                               --------
                                                               $  1,054
                                                               ========
         Depreciation expense for the period for the year ended September 30, 2004 and 2003 was $10,695 and $11,225 respectively.

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

       During the quarter ended June 30, 2004, the Company issued $800,000 of bridge notes to investors, due to mature in one year from the date of note. The notes are convertible into shares of the Company's common stock at $.08 per share. The Company plans to re-pay theses notes from revenues anticipated to commence in fiscal 2005 from projects currently under development. These notes bear interest at 10% and the note holders received 2,666,667 warrants to purchase one share of the Company's common stock at $.15 per share.


               During the quarter ended September 30, 2004, the Company converted a total of $200,000 of accrued salary ($100,000 each to its President and its CFO) into bridge notes, due to mature in one year from the date of note. The notes are convertible into shares of the Company's common stock at $.08 per share. The Company plans to re-pay theses notes from revenues anticipated to commence during the fourth quarter from projects currently under development.

During the year ended September 30, 2004 the Company accrued $35,668 of interest on these notes.


NOTE 11-SUBSEQUENT EVENTS

      In November 2004, the Company formed a wholly owned subsidiary, Z-Force Enterprises, LLC. which is designed to hold those assets pertaining to the Z-Force properties.

      In November 2004, the Company issued 590,000 shares of its common stock, valued at $112,100 to settle outstanding bridge notes and accrued interest.

      In November 2004, the Company issued 250,000 shares of its Common Stock its new Director, Catherine Malatesta in connection with her appointment to the Company's Board of Directors.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

         Our present executive officers and directors are:

NAME                      AGE          POSITION HELD

Peter Keefe               52           President/CEO

William H. Campbell       59           Executive Vice President/CFO

Catherine Malatesta       45           Director (Effective October 19, 2004)

Gary A. Goodell           53           Director (Through October 19, 2004)


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

         William H. Campbell, Executive President, Chief Financial Officer and Director, was not only one of the original founders of Earthworks Entertainment, but also of National Media, which became the largest purchaser of cable television time in the United States. He has 15 years experience in investor and corporate relations. Through the years Mr. Campbell established contacts with the financial press, radio, television and print which included television interviews with CNN, FNN and many local stations. He has also been interviewed and quoted in many major business and financial publications.

         Catherine Malatessta, Director, has been the key executive responsible for implementing the global TV marketing strategies for many hit properties including the truly massive entertainment hit phenomenon, the original Teenage Mutant Ninja Turtles. Her highly successful 20 year career as a senior production, sales and marketing studio executive includes top positions with Warner International Television and Westinghouse Broadcasting.


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



Former Directors
----------------

         On April 17, 2001, John Haggin resigned from the Earthworks Entertainment Board.

         On April 17, 2001 John Sgarlat resigned as Chairman/CEO and as Director of the Board; Cornelia Eldridge was appointed President/COO.

         On May 15, 2002 Cornelia Eldridge resigned as President/CEO.

         On February 7, 2003 Daniel Cannon was appointed President/CEO.

         On June 13, 2003 Daniel Cannon was terminated as President/CEO.

         On June 15, 2003 Peter Keefe was appointed President/CEO.

         On June 26, 2003 Daniel Cannon resigned as a Director.

ITEM 10. EXECUTIVE COMPENSATION.

                                                            SECURITIES
                                                           AND PROPERTY
                                            SALARIES,        INSURANCE
                                              FEES,         BENEFITS OR
                                            DIRECTOR'S       REPAYMENT
NAME OF INDIVIDUAL                            FEES,             OF
 OR NUMBER OF             CAPACITIES IN    COMMISSION        PERSONAL
PERSONS IN GROUP          WHICH SERVED     AND BONUSES       BENEFITS
--------------------      ------------     -----------      -----------

Peter Keefe (1)            President
                           CEO,
                           Director,
                           President        $ 190,395             0
William H. Campbell (1)    Executive Vice
                           President,
                           Director        $  169,125             0


(1) Denotes Director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

MANAGEMENT

         The following table sets forth the number of Common Shares of the Company owned by record, or to the knowledge of the Company, beneficially, by each Officer or Director of the Company and by each person owning five percent or more of the Company's outstanding shares, as of November 15, 2004, based upon 65,730,863 shares outstanding.

                       AMOUNT AND NATURE OF    PERCENTAGE OF
NAME AND ADDRESS       BENEFICIAL OWNERSHIP     CLASS OWNED

Peter Keefe (1)(2)          13,200,000             20.0%
William Campbell (1)         4,550,000              7.0%
Gary Goodell                 2,497,542              3.7%
Catherine Malatesta            250,000              0.0%

         All officers and directors as a group beneficially own 20,497,542 or 31.1% of the outstanding shares of the Company.

(1)      Includes 200,000 options vested as of November 15, 2004.
(2) Includes 10,000,000 shares in connection to rights agreement approved on executed on April 26, 2004

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

         Effective June 30, 2003, in connection with the termination of the merger agreement. the Company issued 2,400,000 shares of its common stock to certain shareholders who pledged certain shares as collateral for a loan of $50,000. This resulted in a reparative loss on settlement of $92,000 which was recorded in the period ended June 30, 2003.

In September 2003, the Company issued 125,000 shares valued at $36,250 to Robert Marty, the president of MPI, in connection with an agreement to cancel 1,400,000 warrants and to cancel a production agreement executed in June 2002. Additionally, as part of this agreement, both parties agreed to settle the outstanding notes due to and from Earthworks Entertainment.

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

         On December 31, 2003, the Company's Board of Directors approved an agreement with Peter Keefe, the Company's president, pursuant to a deal memorandum dated December 1, 2003, which was intended to be binding and subject to definitive agreements whereby in exchange for the issuance of 10,000,000 restricted shares of the Company's common stock (or an equivalent value of both common stock and warrants to purchase shares of common stock based upon the Company's share price as of December 1, 2003; which was $.20, or the equivalent at the time, of approximately $2,000,000) to acTquire the rights to certain entertainment properties. On January 20, 2004, the Company executed a definitive agreement and aquired the rights to certian properties.

         On December 31, 2003, the Company issued 250,000 shares of it's common stock, valued at $60,000, on a former execution and 250,000 shares of it's common stock, valued at $60,000, in lieu of unpaid salary and expenses totaling $193,135.

         On December 3, 2003, the Company issued 400,000 shares of it's common stock, valued at $80,000, in lieu of unpaid salary and expenses totaling $74,940.

         On May 12, 2004 the Company issued $800,000 of Convertible Bridge Notes to accredited investors which are convertible into 10,000,000 shares of the Company's common stock at $.08. These notes bear interest at 10% calculate quarterly and are due in one year. The note holders were also issued warrants to purchase 2,666,667 shares of the Company's common stock at $.08 per share.

         On August 6, 2004, the company issued a total of $200,000 in Convertible Bridge notes, due to mature in one year from the date of the note, to it's two executive officers (it's President and CFO) to settle $100,000 of unpaid salary to each executive. The notes are convertible into shares of the Company's common stock at $ .08 and bear interest at 10%, on substantially the same terms as the convertible bridge notes issued to investors. These notes are convertible into 2,500,000 shares of the Company's common stock.

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

                  (c)* Gary Goodell

   10.2*          (a) Assignment of Rocky Mountain Music Marketing Contract

   10.3*          (b) Contract with Independence Public Media***

   10.4*          (c) Licensing Agreement Spartan Sporting Goods.

   10.5* Stock Purchase Agreement between MPI Media Productions International, Inc. and Earthworks Entertainment, Inc.

   10.6*          Stock Warrant

   10.7*          Programming deal memo

   10.8*          General release with indemnity from Company to Marty

   10.9*          General release with indemnity from Marty to Company

   10.98          Employment agreements with Peter Keefe, and William Campbell.

                  (a) Convertible Bridge Note Agreement with P. Keefe
                  (b) Convertible Bridge Note Agreement with W. Campbell

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

                                           Earthworks Entertainment, Inc.

Dated: December 30, 2004                   By: /s/ Peter Keefe
       -----------------                   ---------------------
                                           Peter Keefe, CEO/President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME TITLE                                                          DATE


/s/ Peter Keefe
------------------------
Peter Keefe                  CEO, President                   December 30, 2004


/s/ WILLIAM H. CAMPBELL
------------------------
William H. Campbell          CFO, Executive Vice President    December 30, 2004


/s/ CATHERINE MALATESSTA,
 -----------------------
Catherine Malatessta         Director                         December 30, 2004


/s/ GARY GOODELL
 -----------------------
Gary Goodell                 Director                         December 30, 2004