Form 10QSB
period 2004-12-31
EARTHWORKS ENTERTAINMENT INC
filed 2005-02-22
CIK 820789

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 1O-QSB

                                   (MARK ONE)

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                     FOR THE QUARTER ENDED DECEMBER 31, 2004

                          COMMISSION FILE NO. 133-16736

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
             (Exact name of registrant as specified in its charter)



            DELAWARE                                         23-2442288
-----------------------------                            ------------------
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

324 Dutura St., West Palm Beach, FL                             33314
----------------------------------------                        -----
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

The number of shares outstanding of each of the registrant's classes of common stock as of January 25, 2005, is 66,570,862 shares all of one class of $.08 par value which is $.0015 par value common stock and no shares of convertible preferred stock with a $10.00 par value.

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                           A DEVELOPMENT STAGE COMPANY



                                      INDEX

                                                                           PAGE
PART I  FINANCIAL INFORMATION

        Consolidated Balance Sheet-December 31,2004...........................1

        Consolidated Statements of Operations-Three Months
           Ended December 31,2004.............................................2

        Consolidated Statement of Cash Flows-Three Months
           Ended December 31,2004.............................................3

        Notes to the Consolidated Financial Statements........................4

        Management's Discussion and Analysis of Financial
           Conditions and Results of Operations..............................13

PART II OTHER INFORMATION

Item 1. Legal Proceedings....................................................17

Item 2. Changes in Securities................................................17

Item 3. Defaults Upon Senior Securities......................................17

Item 4. Submission of Matters to a Vote of Security Holders..................17

Item 5. Other Information....................................................17

Item 6. Exhibits on Reports on Form 8-K......................................17

        Signature Page.......................................................18

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                           A DEVELOPMENT STAGE COMPANY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004
                                   (UNAUDITED)

                                     ASSETS


Current Assets:
  Cash and equivalents                                             $     19,259
                                                                   ------------

      Total Current Assets                                               19,259

Property and equipment, net of accumulated
  depreciation of $192                                                      958

Other Assets:
  Other assets                                                           36,371
  Intangible assets, net of accumulated amortization
    of $90,481                                                        2,000,000
                                                                   ------------

      Total Other Assets                                              2,036,371
                                                                   ------------

      Total Assets                                                    2,056,589
                                                                   ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                 294,170
  Convertible promissory notes                                          850,000
  Convertible promissory notes - officers                               200,000
  Other current liabilities                                             167,750
                                                                      ---------

      Total Current Liabilities                                       1,511,920
                                                                   ------------

Other Liabilities                                                        72,375
                                                                   ------------

Bridge loans expected to convert to equity                                    0
                                                                   ------------
Stockholders' Equity:
  Common stock, par value $.0015 per share; authorized
    100,000,000 shares, 66,570,862 issued and outstanding
  Convertible preferred stock, authorized 1,000,000 shares,
    par value $10.00; no shares issued and outstanding                   96,282
  Additional paid in capital                                         16,780,536
  Deficit accumulated during development stage                      (16,404,524)
                                                                   ------------

      Total Stockholders' Equity                                        472,294
                                                                   ------------

      Total Liabilities and Stockholders' Equity                   $  2,056,589
                                                                   ============



See notes to the consolidated financial statements.

                     EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                                 (Formerly ECONTENT, INC.)
                                A DEVELOPMENT STAGE COMPANY
                                  STATEMENT OF OPERATIONS
                                        (UNAUDITED)
                                                                             FROM APRIL 1,
                                                                                 1998
                                                                               (DATE OF
                                                       FOR THE                 INCEPTION)
                                                  THREE MONTHS ENDED               TO
                                                      DECEMBER 31,            DECEMBER 31,
                                                 2003             2004            2004
                                             ------------    ------------    ------------
Gross Earnings                               $         --    $         --    $         --
                                             ------------    ------------    ------------
Costs and Expenses:
 Development, production and distribution
  including non-stock related charges
  of $5,880, $0 and $916,056, respectively              -          25,117       2,552,862
 General and administrative including
  non-cash charges of $205,000, $52,500
  and $2,907,572                                  194,351         200,919      11,248,027
 Depreciation and amortization                      6,549              96         139,189
                                             ------------    ------------    ------------

      Total Costs and Expenses                    200,900         226,132      13,940,078
                                             ------------    ------------    ------------

Loss from operations before other expenses
  and provisions for income taxes                (200,900)       (226,132)    (13,940,078)
                                             ------------    ------------    ------------

Other Operating Income (Expense):
  Interest income                                     --              518           3,259
  Settlement and debt
    extinguishment income (expense)               (92,500)        (47,200)        849,059
  Interest expense (net)                          (49,865)        (64,989)      1,266,049
  Equity in earnings of unconsolidated
    subsidiary                                        --              --           96,774
  Loss from termination of interest in
    unconsolidated subsidiary                         --              --       (1,985,901)
  Impairment loss                                     --              --         (161,589)
                                             ------------    ------------    ------------

      Total Other Operating Income (Expense)      (52,365)       (111,671)     (2,464,447)
                                             ------------    ------------    ------------
Operating loss before income taxes               (253,265)       (337,803)    (16,404,525)

Provision for income taxes                            --              --              --
                                             ------------    ------------    ------------

      Net loss                               $   (253,265)   $   (337,803)   $(16,404,525)
                                             ============    ============    ============


Loss per common share, basic and diluted     $      (.005)   $      (.006)
                                             ============    ============

Weighted average common shares outstanding,
  basic and diluted                            48,653,390      62,518,617
                                             ============    ============


See notes to the consolidated financial statements.


                                            -2-

                        EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                                    (Formerly ECONTENT, INC.)
                                   A DEVELOPMENT STAGE COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                 FROM APRIL 1,
                                                                                     1998
                                                                                   (DATE OF
                                                             FOR THE               INCEPTION)
                                                        NINE MONTHS ENDED              TO
                                                           DECEMBER 31,             DECEMBER 31,
                                                       2003           2004             2004
                                                  ------------    ------------    ------------
Cash flows from operating activities:
Net Loss                                          $   (253,265)   $   (337,803)   $(16,404,524)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                          6,8549             96         139,189
  Interest expense paid with equity                         --              --       1,064,566
  Loan fees                                                 --              --          25,000
  Loss on abandonment of equipment                          --              --          39,547
  Stock based compensation and expenses
   paid by stock                                       240,002          92,840       8,734,077
  Equity in earnings of unconsolidated
   subsidiary                                               --              --         (76,974)
  Settlement income relating to stock                       --          47,200      (1,338,969)
  Loss on termination of interest in
   unconsolidated subsidiary                                --              --       1,985,909
Changes in assets and liabilities:
  Deferred charges and other current assets            (11,730)        (56,505)        586,239
  Other liabilities                                    (90,398)             --         447,727
  Accounts payable and accrued expenses                (20,520)         40,697         760,117
  Cash overdraft                                         2,387              --              --
                                                  ------------    ------------    ------------

      Net cash used in operating activities           (129,362)       (173,475)     (4,038,096)
                                                  ------------    ------------    ------------

Cash flows from investing activities:
 Investment in intangible assets                            --              --         (90,481)
 Investment in property and equipment                       --              --         (68,528)
 Advance on production rights                               --              --        (337,500)
 Investment in MPI                                          --              --      (1,850,000)
                                                  ------------    ------------    ------------

      Net cash used in investing activities                 --              --      (2,346,509)
                                                  ------------    ------------    ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock           109,730              --       4,803,911
  Proceeds from loans                                       --          50,000       1,500,213
  Advances from officers and stockholders                   --              --         400,954
  Repayment of loans                                        --              --        (301,213)
                                                  ------------    ------------    ------------

      Net cash provided by financing activities        109,730          50,000       6,403,865
                                                  ------------    ------------    ------------

Net increase (decrease)in cash and cash                (19,632)       (123,475)         19,260
  equivalents

Cash and cash equivalents, Beginning of Period          86,316         142,734              --
                                                  ------------    ------------    ------------

Cash and cash equivalents, End of Period          $     66,684    $     19,259    $     19,260
                                                  ============    ============    ============


See notes to the consolidated financial statements.


                                               -3-

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                            DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENT
                                DECEMBER 31, 2004
                                   (UNAUDITED)

A. LOSSES SINCE REORGANIZATION:

The Company's working capital at December 31, 2004 was a deficit of $1,492,661. Since the Reorganization, the Company has funded its operations from the issuance of common stock and loans from officers and certain shareholders. The Company has incurred operating losses totaling $16,404,524 from inception April 1, 1998 through December 31, 2004. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to:

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

The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2004 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

(1) The Company presently has ongoing negotiations regarding financing alternatives. The Company also plans to settle any prior obligations with equity and extended payment terms. During the quarter ended December 31, 2004, the Company received $800,000 in bridge financing, from private investors, which will be primarily used for the expansion of the Company's entertainment property holdings. The Company will now focus on the next phase of its financing initiative, which is to further fund the production of its existing entertainment properties.

(2) In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company:

     -(A) On June 15, 2003 appointed Peter Keefe as the Company' President. Management believes Mr. Keefe's network of global contacts, associations and affiliations in the children's and family entertainment and licensing industries will connect the Company with a uniquely broad, and extremely valuable, base of exciting revenue generating marketing opportunities. On December 31, 2003, the Company's Board of Directors approved an agreement with Peter Keefe, the Company's president, pursuant to a deal memorandum dated December 1, 2003, which was intended to be binding and subject to definitive agreements whereby in exchange for the issuance of 10,000,000 restricted shares of the Company's common stock (or an equivalent value of both common stock and warrants to purchase shares of common stock-based upon the Company's share price as of December 1, 2003; which was $.20, or the equivalent at the time, of approximately $2,000,000) to acquire the rights to certain entertainment properties. On January 20, 2004, the Company executed a definitive agreement and acquired the rights to certain properties, including direct profit participation, sales and marketing rights, merchandise licensing rights, home video distribution and television distribution rights in connection with the Nine Dog and Z-Force animated show properties.

     -(B) The Company has established a platform to launch its properties and products in the global television, home video/DVD and merchandise licensing marketplace. The Company is currently marketing the Nine Dog Christmas, Nine Dog Night of Fright and Z-Force animated entertainment properties and is in negotiations to secure further, future properties that it calculates have a high potential for success. The Company also has valuable and unique business relationships with leading production, distribution and licensing groups in the global entertainment market. The Company has built working alliances with several outside production studios and talent pools and the Company has identified several projects it plans to implement on a property by property basis during fiscal 2004 and beyond.

3. The Company obtained approximately $2.2 million from commitments effective December 29, 2004; and in late January approximately $500,000, all of which is available to the company in January 2005, to provide funding for the production of the first thirteen episodes of its Z-Force animated children's television series. The funding was provided to Z-Force Enterprises, LLC, a subsidiary entity of the Company, which holds the Company's interest in the Z-Force project; in exchange for profit participation in the Z-Force entertainment property. As a result the company's profit participation in the project went from 45% to 37% while its interest in the licensing rights remained at 100%.

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

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                            DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENT
                                DECEMBER 31, 2004
                                   (UNAUDITED)

B. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BASIS OF PRESENTATION:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form l0-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004.

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

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                            DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENT
                                DECEMBER 31, 2004
                                   (UNAUDITED)

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

PRINCIPLES OF CONSOLIDATION:

The accompanying consolidated balance sheet as of December 31, 2004 includes the accounts of the Company and its wholly owned subsidiary, Media Vision Properties Inc., which commenced operations on April 1, 1998.

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

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                            DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENT
                                DECEMBER 31, 2004
                                   (UNAUDITED)

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

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                            DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENT
                                DECEMBER 31, 2004
                                   (UNAUDITED)

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

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                            DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENT
                                DECEMBER 31, 2004
                                   (UNAUDITED)

SUPPLEMENTAL INFORMATION-STATEMENT OF CASH FLOWS:

                                         FOR THE THREE MONTHS ENDED
                                                DECEMBER 31,
                                            2003           2004
                                         ----------     ----------

Interest Paid                            $    0         $    0

SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

                                                                 FOR THE
                                                            THREE MONTHS ENDED
                                                               DECEMBER 31,

                                                            2003          2004

Cancellation of $and $120,000 of unpaid salary,
 expenses and fees due to Officers, Directors and
 Professionals, including the Company's outside counsel,
 for the issuance of 800,000 and 500,000 shares of
 common stock                                            $  120,000   $       --
                                                         ==========   ==========

Issuance of 65,000 and 25,000 shares of common stock
 for services                                            $    5,000   $       --
                                                         ==========   ==========

Issuance of 200,000 and 840,000 shares of common stock
 for repayments of a defaulted note payable and accrued
 interest and loss on extinguishments of $47,200 in
 2004                                                    $   40,334   $  206,323
                                                         ==========   ==========

Issuance of 400,000 shares of common stock to
 settle$80,000 of unpaid fees and expenses due to a
 former Company president                                $   80,000   $       --
                                                         ==========   ==========


ORGANIZATIONAL COSTS

Costs incurred by the Company and liabilities assumed in the acquisition of eContent, Inc. accounted for as a recapitalization of Media Vision Properties, Inc. have been capitalized at historical cost. Amortization is computed using the straight- line method over the estimated life of 60 months.

Amortization expense was $13,572 and $0 for the nine months ended December 31, 2003 and 2004, respectively.

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                            DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENT
                                DECEMBER 31, 2004
                                   (UNAUDITED)


C. COMMITMENTS AND CONTINGENCIES

On October 5, 1999, the Company entered into a licensing agreement with an individual and Spartan Sporting Goods and Fashions, Inc. ("Spartan") a privately held New York Corporation for the exclusive master license of certain logos, trademarks and copyrights. The agreement provided that the Company pay 30% of all royalty income received under this agreement to the Licensor, or "Spartan". Additionally, the agreement provided for minimum annual non-refundable license fees for each optional renewal, potentially through 2008. Effective December 31, 2002, the Company decided not to renew the agreement with Spartan. As of September 30, 2003, net of the settlement of $100,000 for 1,200,000 shares, $102,400 remained due to Spartan for unpaid license rights fees. During the period ended December 31, 2004, the Company settled the remaining balance with Spartan.

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

                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
                            (Formerly ECONTENT, INC.)
                            DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENT
                                DECEMBER 31, 2004
                                   (UNAUDITED)

E. EQUITY TRANSACTIONS

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

In December 2003, the Company issued 200,000 shares of its Common Stock, valued at $40,334 based upon the value of its common stock at the date of issuance, in exchange for a full release of a default judgment that was filed against the Company in connection with a note payable executed in 1999.

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


F. NOTES PAYABLE

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

During the fiscal year September 30, 2004, the Company issued $800,000 of bridge notes to investors, due to mature in one year from the date of note. The notes are convertible into shares of the Company's common stock at $.08 per share. The Company plans to re-pay theses notes from revenues anticipated to commence during the fourth quarter from projects currently under development. These notes bear interest at 10% and the note holders received 1,666,667 warrants to purchase one share of the Company's common stock at $.15 per share.

During the three months ended December 31, 2004 the Company accrued $18,794 of interest on these notes.

G. SUBSEQUENT EVENTS

Effective December 29, 2004 the Company, Earthworks Entertainment, Inc. obtained approximately $2.2 million; and in late January approximately $500,000, available to the company in January 2005, to provide funding for the production of the first thirteen episodes of its Z-Force animated children's television series, whereby amounts are to be funded to the Company based upon production schedules and milestones.

The funding was provided to Z-Force Enterprises, LLC, a subsidiary entity of the Company, which holds the Company's interest in the Z-Force project; in exchange for profit participation in the Z-Force entertainment property.

As a result the company's profit participation in the project went from 45% to 37%, while its interest in the licensing rights remained at 100%.

In connection with these investments the Company issued warrants to the investors which give these investors the right to purchase 2,455,993 shares of the Company's common stock at an exercise price of $.15 per share through December of 2007.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2004 VS. THREE MONTHS ENDED DECEMBER 31, 2003

The Company has not yet recorded any revenue since inception, as restated for the termination of its investment in MPI. The Company recorded a net loss of $337,803 for the three months ended December 31, 2004 as compared to a loss of $253,265 for the period December 31, 2003. This represents a loss per common share of $(.006) for the three months ended December 31, 2004 on basic and diluted shares outstanding of 62,518,617 as compared to a loss per common share of $(.005) on basic and diluted shares outstanding of 48,653,390 for the period December 31, 2003. The Company anticipates some revenue will be generated, none of which occurred in the fourth quarter of calendar year 2004, from its current production activities, in early 2005, as projects currently in production are introduced into the marketplace.

Production expenses were $25,117 for the three months ended December 31, 2004 compared to $ 0 for the three months ended December 31, 2003. The increase in production costs is attributable to the fact that the Company commenced development of three episodes of its Z-Force property. The Company anticipates that production expenses will increase considerably during the third and fourth quarter of fiscal June 2005 to enable it to further develop its existing properties and to develop future properties.

General and administrative expenses increased to $200,919 in the three months ended December 31, 2004 from $194,351 for the three months ended December 31, 2003, or $6,568. The nominal increase in these costs relates to an increase in other general corporate overhead, such as legal expenses and professional fees. This increase in legal and professional expenses can be attributed to costs related to the funding arrangements and joint venture agreements entered into by the Company's LLC entity which hold's the Z-force property during the quarter. These costs will grow as the Company's planned production of properties with recent funding commitments is implemented.

Other operating expenses totaled $111,671 in the three months ended December 31, 2004 as compared to $52,365 for the three months ended December 31, 2003. The Company recorded a settlement loss of $49,865 during the three months ended December 31, 2003 compared to a loss on the extinguishments of notes $47,200 during the same period in 2004. Interest expense increased to $64,989, which includes $40,341 of amortization of debt costs, for the three months ended December 31, 2004 from $2,500 for the three months ended December 31, 2003. This increase in interest expense can be attributed to the $800,000 in bridge notes obtained during the latter portion of our prior fiscal year which ended September 30, 2004.

CURRENT EVENTS

Effective December 29, 2004 the Company, Earthworks Entertainment, Inc. [OTC:EWKE] - obtained approximately $2.2 million; and in late January approximately $500,000, available to the company in January 2005, to provide funding for the production of the first thirteen episodes of its Z-Force animated children's television series, whereby amounts are to be funded to the Company based upon production schedules and milestones.

The funding was provided to Z-Force Enterprises, LLC, a subsidiary entity of the Company, which holds the Company's interest in the Z-Force project; in exchange for profit participation in the Z-Force entertainment property.

As a result the company's profit participation in the project went from 45% to 37%, while its interest in the licensing rights remained at 100%.

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


Rights Acquired                              Property Name         $ Allocation

Profit Participation Ownership                  Z-Force                 37%
(originally 45%)

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at December 31, 2004 was a deficit of $1,492,661. Since the reorganization, the Company has funded its operations from the issuance of common stock and loans from officers and certain shareholders. The Company has incurred operating losses totaling $16,404,524 from inception April 1, 1998 through December 31, 2004. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to:

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

The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2004 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

(1) The Company presently has ongoing negotiations with a number of financing alternatives, including obtaining working capital from the proceeds of convertible bridge notes and private placements of the Company's equity including its common stock and warrants. The Company also plans to settle any prior obligations with equity and extended payment terms. During the quarter ended December 31,2004 the company, secured $800,000 in bridge financing, from private investors, which will be primarily used for the expansion of the Company's entertainment property holdings and to settle prior obligations. The Company will now focus on the next phase of its financing initiative, which is to further fund the production of its existing entertainment properties.

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

3. The Company obtained approximately $2.2 million from commitments effective December 29, 2004; and in late January approximately $500,000, all of which is available to the company in January 2005, to provide funding for the production of the first thirteen episodes of its Z-Force animated children's television series. The funding was provided to Z-Force Enterprises, LLC, a subsidiary entity of the Company, which holds the Company's interest in the Z-Force project; in exchange for profit participation in the Z-Force entertainment property. As a result the company's profit participation in the project went from 45% to 37% while its interest in the licensing rights remained at 100%.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


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

In September 2003, the Company was advised that a default judgment in the amount of $32,000 (plus accrued interest and legal fees) was recorded against the Company in connection with a note payable executed in 1999. In December 2003, the Company reached a settlement agreement with the note obligor, whereby it issued 200,000 shares of its Common Stock in exchange for a full release of the judgment

ITEM 2 CHANGES IN SECURITIES.

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5. OTHER INFORMATION.

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        A.      Exhibit 31.1a 31.2 32.1 32.2 - Officer Certifications

        B.      Form 8-K Regarding Event Dated December 29, 2004.

                                   SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Earthworks Entertainment, Inc.


Dated: February 17, 2005

                                         By: /s/ PETER KEEFE
                                         -------------------
                                         Peter Keefe

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                               TITLE                      DATE

By: /s/ PETER KEEFE             CEO, President             February 17, 2005
   ------------------------
     Peter Keefe

By: /s/ WILLIAM H. CAMPBELL     Acting Chief Financial     February 17, 2005
    ------------------------    Officer, Corporate
     William H. Campbell        Secretary, Director


By: /s/ GARY GOODELL            Director                   February 17, 2005
    -----------------------
     Gary Goodell