Form 10QSB
period 2005-03-31
EARTHWORKS ENTERTAINMENT INC
filed 2005-05-20
CIK 820789

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 1O-QSB

(MARK ONE)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED MARCH 31, 2005
COMMISSION FILE NO. 133-16736

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
(Formerly ECONTENT, INC.)
(Exact name of registrant as specified in its charter)

DELAWARE	23-2442288
State or other jurisdiction of corporation or organization)	(I.R.S. Employer Identification Number)

4 Dutura St., West Palm Beach, FL	33314
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of each of the registrant's classes of common stock as of April 28, 2005, is 64,978,269 shares all of one class of which is $.0015 par value common stock and no shares of convertible preferred stock with a $10.00 par value.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-

(Formerly ECONTENT, INC.)

A DEVELOPMENT STAGE COMPANY

i

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(Formerly ECONTENT, INC.)
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEET
MARCH 31, 2005
(UNAUDITED)

ASSETS
Current Assets
Cash and equivalents	$1,441,238
Other current assets	4,422
Deferred production costs	655,753

Total Current Assets	2,101,413

Property and equipment, net of accumulated depreciation of $287	863

Other Assets:
Organizational property rights	2,000,000

Total Other Assets	2,000,000

Total Assets	4,102,276

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expense	$369,006
Convertible promissory notes	850,000
Convertible promissory notes - officers	200,000
Other current liabilities	167,500

Total Current Liabilities	1,586,506

Other Liabilities	72,624

Minority Interests in consolidated entity	1,012,854

Stockholders' Equity:
Common stock, par value $.0015 per share; authorized
100,000,000 shares, 64,978,269 issued and outstanding	97,468
Convertible preferred stock, authorized 1,000,000 shares,
par value $10.00; no shares issued and outstanding	-
Additional paid in capital	18,160,501
Deficit accumulated during development stage	(16,827,677)

Total Stockholders' Equity	1,430,292

Total Liabilities and Stockholders' Equity	$4,102,276

See notes to the consolidated financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARY
(Formerly ECONTENT, INC.)
A DEVELOPMENT STAGE COMPANY
STATEMENT OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,		FROM APRIL 1, 1998 (DATE OF INCEPTION) TO MARCH 31,
	2004	2005	2005
Gross Earnings	$-	$49,637	$49,637

Costs and Expenses:
Development, production and distribution including non-stock related charges of $0, $0 and $916,056, respectively	-	228,113	2,780,875
General and administrative including non-cash charges of $102,000, $0 and $2,907,572	311,482	243,106	11,491,133
Depreciation and amortization	2,025	96	139,285

Total Costs and Expenses	313,507	471,315	14,411,293

Loss from operations before other expenses and provisions for income taxes	(313,507)	(421,678)	(14,361,656)

Other Operating Income (Expense):
Interest income	-	4,474	7,733
Settlement and debt extinguishment income (expense)	-	(2,000)	847,059
Interest expense (net)	(2,500)	(66,591)	(1,332,640)
Minority interest in consolidated loss	-	62,643	62,643
Equity in earnings of unconsolidated subsidiary	-	-	96,774
Loss from termination of interest in unconsolidated subsidiary	-	-	(1,985,901)
Impairment loss	-	-	(161,589)

Total Other Operating Income (Expense)	(2,500)	(1,474)	(2,465,921)

Operating loss before income taxes	(316,007)	(423,152)	(16,827,577))

Provision for income taxes	-	-	-

Net loss	$(316,007)	$(423,152)	$(16,827,577)

Loss per common share, basic and diluted	$(.006)	$(.007)

Weighted average common shares outstanding, basic and diluted	51,780,046	64,387,543

See notes to the consolidated financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARY
(Formerly ECONTENT, INC.)
A DEVELOPMENT STAGE COMPANY
STATEMENT OF OPERATIONS
(UNAUDITED)

	FOR THE SIX MONTHS ENDED MARCH 31,		FROM APRIL 1, 1998 (DATE OF INCEPTION) TO MARCH 31,
	2004	2005	2005
Gross Earnings	$-	$49,637	$49,637

Costs and Expenses:
Development, production and distribution including non-stock related charges of $0, $0 and $916,056, respectively	-	253,130	2,780,875
General and administrative including non-cash charges of $307,000, $52,500 and $2,907,572	505,833	444,025	11,491,133
Depreciation and amortization	8,574	192	139,285

Total Costs and Expenses	514,407	697,347	14,411,293

Loss from operations before other expenses and provisions for income taxes	(514,407)	(647,710)	(14,361,656)

Other Operating Income (Expense):
Interest income	-	4,992	7,733
Settlement and debt extinguishment income (expense)	(49,865)	(49,200)	847,059
Interest expense (net)	(5,000)	(131,580)	(1,332,640)
Minority interest in consolidated loss	-	62,643	62,643
Equity in earnings of unconsolidated subsidiary	-	-	96,774
Loss from termination of interest in unconsolidated subsidiary	-	-	(1,985,901)
Impairment loss	-	-	(161,589)

Total Other Operating Income (Expense)	(54,865)	(113,145)	(2,465,921)

Operating loss before income taxes	(569,272)	(760,855)	(16,827,577)

Provision for income taxes	-	-	-

Net loss	$(569,272)	$(760,855)	$(16,827,577)

Loss per common share, basic and diluted	$(.01)	$(.01)

Weighted average common shares outstanding, basic and diluted	50,205,989	64,125,417

See notes to the consolidated financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES-
(Formerly ECONTENT, INC.)
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED MARCH 31,		FROM APRIL 1, 1998 (DATE OF INCEPTION) TO MARCH 31,
	2004	2005	2005
Cash flows from operating activities:
Net Loss	$(569,272)	$(760,855)	$(15,780,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,574	192	139,285
Interest expense paid with equity	-	80,681	98,181
Loan fees	-	-	25,000
Loss on abandonment of equipment	-	-	39,547
Stock based compensation and expenses paid by stock	342,002	52,500	8,693,737
Minority interest in consolidated loss	-	(62,643)	(62,643)
Equity in earnings of unconsolidated subsidiary	-	-	(96,774)
Settlement (income) expense relating to stock	-	49,200	(1,317,169)
Loss on termination of interest in unconsolidated subsidiary	-	-	1,985,909
Changes in assets and liabilities:
Deferred charges and other current assets	(11,730)	(660,175)	(57,431)
Other liabilities	(90,398)	409	448,135
Accounts payable and accrued expenses	61,100	113,320	832,740

Net cash used in operating activities	(259,724)	(1,187,371)	(5,051,993)

Cash flows from investing activities:
Investment in intangible assets	-	-	(90,481)
Investment in property and equipment	-	-	(68,528)
Advance on production rights	-	-	(337,500)
Investment in MPI	-	-	(1,850,000)

Net cash used in investing activities	-	-	(2,346,509)

Cash flows from financing activities:
Net proceeds from issuance of common stock	179,730	-	4,803,911
Cash investment in LLC Membership	-	2,435,875	2,435,875
Proceeds from loans	-	50,000	1,500,213
Advances from officers and stockholders	-	-	400,954
Repayment of loans	(2,500)	-	(301,213)

Net cash provided by financing activities	177,230	2,485,875	8,839,740

Net increase (decrease)in cash and cash equivalents	(82,494)	1,298,504	1,441,238

Cash and cash equivalents, Beginning of Period	86,316	142,734	-

Cash and cash equivalents, End of Period	$3,822	$1,441,238	$1,441,238

See notes to the consolidated financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(FORMERLY ECONTENT, INC.)
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form l0-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report for Form 10-KSB for the year ended September 30, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005.

NOTE 2 - GOING CONCERN

Since the Reorganization, the Company has funded its operations from the issuance of common stock and loans from officers and certain shareholders. The Company has incurred operating losses totaling $16,661,539 from inception April 1, 1998 through March 31, 2005. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to:

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

(1)
The Company presently has ongoing negotiations regarding financing alternatives. The Company also plans to/and has been able to settle many prior obligations with equity and extended payment terms, and partial payments. During the Fiscal year ended September 30, 2004, the Company received $800,000 and during the quarter ended December 2004, $50,000 in bridge financing, from private investors. The Company will now focus on the next phase of its financing initiative, which is to further fund the production of its existing entertainment properties.

(2)	In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company:

(A)
On December 31, 2003, the Company's Board of Directors approved an agreement with Peter Keefe, the Company's president, pursuant to a deal memorandum dated December 1, 2003, which was intended to be binding and subject to definitive agreements whereby in exchange for the issuance of 10,000,000 restricted shares of the Company's common stock; based upon the Company's share price as of December 1, 2003; which was $.20, or $2,000,000, to acquire the rights to certain entertainment properties. On January 20, 2004, the Company executed a definitive agreement and acquired the rights to certain properties, including direct profit participation, sales and marketing rights, merchandise licensing rights, home video distribution and television distribution rights in connection with the Nine Dog and Z-Force animated show properties.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(FORMERLY ECONTENT, INC.)
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(Unaudited)

(B)
The Company has established a platform to launch its properties and products in the global television, home video/DVD and merchandise licensing marketplace. The Company is currently marketing the Nine Dog Christmas, Corneil & Bernie, Little Reindeer, The Plonsters, Little Suzy's Zoo and Z-Force childrens entertainment properties and is in negotiations to secure further, future properties that it calculates have a high potential for success. The Company also has valuable and unique business relationships with leading production, distribution and licensing groups in the global entertainment market. The Company has built working alliances with several outside production studios and talent pools and the Company has identified several projects it plans to implement on a property by property basis during fiscal 2005 and beyond.

(3.)
The Company received approximately $2.25 million, of net of outside transaction costs from investors which hold a minority interest in a newly formed subsidiary entity of the Company in January 2005, to provide additional funding for the production of the first thirteen episodes of its Z-Force animated children's television series. The funding was provided, net of fees and start-up expenditures, to Z-Force Enterprises, LLC, a subsidiary entity of the Company, which holds the Company's interest in the Z-Force project; in exchange for profit participation in the Z-Force entertainment property. As a result the Company’s profit participation in the project went from 45% to 42.6% while its interest in the licensing rights remained at 100%.

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

NOTE 3 - PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary entity. All material inter-company accounts and transactions have been eliminated in consolidation.

During the quarter ended March 31, 2005, the Company formed a new subsidiary called Earthworks Brand Management.

NOTE 4 - LOSS PER COMMON SHARE, BASIC AND DILUTED:

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

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(FORMERLY ECONTENT, INC.)
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(Unaudited)

NOTE 5 - SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

FOR THE SIX MONTHS ENDED

MARCH 31,
	2004	2005

Issuance of 200,000 and 590,000 shares of common stock for repayment of a defaulted notes payable and accrued interest	$40,334	$123,900

Issuance of 500,000 shares of common stock to two officers to settle unpaid expenses and compensation due from a prior settlement	$103,196	$-

Issuance of 10,000,000 shares of common stock to Company president for acquisition of rights to certain entertainment properties	$2,000,000	$-

Issuance of 793,531 shares for exercise of warrants previously outstanding in exchange for a corresponding offset to additional paid in capital has been recorded	$-	$197,633

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(FORMERLY ECONTENT, INC.)
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(Unaudited)
NOTE 7 - NOTES PAYABLE

In September, 2001, the Company issued $45,000 of bridge notes to investors, due to mature the earlier of one year from the date of note or the closing of an equity funding if at least $2,000,000. The notes bear an interest rate of 10% and the note holders received 22,500 warrants to purchase one share each of the Company's common stock at $.20. In the event of a default the investors would receive an additional 22,500 warrants with an exercisable price of $.10.In September 2002, the Company issued $146,500 of bridge notes to investors, due to mature the earlier of one year from the date of note or the closing of an equity funding of at least $2,000,000. These notes bear interest of 10% and the note holders received 116,000 warrants to purchase one share of the Company’s common stock at $.20. During the quarter ended December 31, 2004 these notes were settled by the issuance of 590,000 shares of the Company’s stock.

During the fiscal year September 30, 2004, the Company issued $800,000 of bridge notes to investors, due to mature in one year from the date of note. The notes are convertible into shares of the Company's common stock at $.08 per share. The Company plans to re-pay theses notes from revenues anticipated to commence during the fourth quarter from projects currently under development. These notes bear interest at 10% and the note holders received 1,666,667 warrants to purchase one share of the Company's common stock at $.15 per share. During the three months ended December 31, 2004 the Company issued $50,000 of bridge notes to investors on similar terms. During the six months ended March 31, 2005 the Company accrued $50,898 interest on these notes in addition to recording $80,681 interest expense in connection with the amortization of loan discount recorded on these notes.

The Company also issued $200,000 in notes to the Company’s president and vice-president, are also convertible into the Company’s common stock at $.08 per share in addition to 416,667 warrants at $.08 per share in exchange for unpaid compensation.

NOTE 8 - MINORITY INTEREST AND INVESTMENT IN Z-FORCE ENTERPRISES, LLC.

The Company received approximately $2.25 million, net of outside transaction costs, which was available to the Company in January 2005, to provide additional funding for the production of the first thirteen episodes of its Z-Force animated children's television series. The funding was provided to Z-Force Enterprises, LLC, a subsidiary entity of the Company, which holds the Company's interest in the Z-Force project; in exchange for profit participation in the Z-Force entertainment property.

As a result the Company's profit participation in the project went from 45% to 42.5%, when taking into account both profit participation with LLC limited members of approximately 21.2% and other co-participants while the Company’s interest overall net in the licensing rights remained 100%.

In connection with the investments made by the minority members to Z-Force Enterprises, LLC; the Company issued warrants to the investors , and a finder that facilitated this transaction which give the holder the right to purchase 2,455,993 shares of the Company's common stock at an exercise price of $.15 per share through December of 2007.

At March 31, 2005 the Company recorded $1,012,854 of minority interests representing the investors interest in the Company’s majority owned subsidiary entity, Z-Force.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 VS. THREE MONTHS ENDED MARCH 31, 2004

The Company recorded its initial production revenue since inception during the current period totaling $49,637, as restated for the termination of its investment in MPI; as a result of the production fees it receives as producer of the Z-Force project, net of the amount allocable as a member of the Z-force Enterprises, LLC . The Company recorded a net loss of $423,152 for the three months ended March 31, 2005 as compared to a loss of $316,007 for the period March 31, 2004. This represents a loss per common share of $(.004) for the three months ended March 31, 2005 on basic and diluted shares outstanding of 64,387,543 as compared to a loss per common share of $(.006) on basic and diluted shares outstanding of 51,780,046 for the period March 31, 2004. The Company anticipates some revenue will be generated from its current production activities, in early 2005, and revenues will be generated from the exploitation activities from these projects during fiscal 2006 as the projects currently in production are introduced into the marketplace.

Development, production and distribution expenses were $228,113 for the three months ended March 31, 2005 compared to $0 for the three months ended March 31, 2004. These cost primarily relate to formation expenses of the Company’s majority owned subsidiary entity, Z-Force Enterprises, Inc. All direct production costs incurred during the quarter related to the Company’s Z-Force project and were deferred as they are expected to be recoverable from the revenue anticipated from this project.

General and administrative expenses decreased to $243,106 in the three months ended March 31, 2005 from $311,482 for the three months ended March 31, 2004, or $68,736. The decrease in these costs relates to an decrease in other general corporate overhead, such as legal expenses and professional fees. These costs are anticipated to grow as the Company's planned production of properties with recent funding commitments is implemented.

Other net operating expenses totaled $60,157 in the three months ended March 31, 2005 as compared to $2,500 for the three months ended March 31, 2004. The Company recorded a settlement loss of $2,000 during the three months ended March 31, 2005. Interest expense increased to $66,591, which includes $40,341 of amortization of debt costs, for the three months ended March 31, 2005 from $2,500 for the three months ended March 31, 2004. This increase in interest expense can be attributed to the $800,000 in bridge notes obtained from investors and $200,000 obtained from officer’s for unpaid compensation during the latter portion of our prior fiscal year which ended September 30, 2004, as well as an additional $50,000 borrowed during the quarter ended December 31, 2004; none of which were outstanding during the prior period.

SIX MONTHS ENDED MARCH 31, 2005 VS. SIX MONTHS ENDED MARCH 31, 2004

The Company recorded its initial production revenue since inception during the current period totaling $49,637, as restated for the termination of its investment in MPI; as a result of the production fees it receives as producer of the Z-Force project, net of the amount allocable as a member of the Z-force Enterprises, LLC . The Company recorded a net loss of $760,865 for the six months ended March 31, 2005 as compared to a loss of $569,272 for the period March 31, 2004. This represents a loss per common share of $(.01) for the six months ended March 31, 2005 on basic and diluted shares outstanding of 64,125,417 as compared to a loss per common share of $(.01) on basic and diluted shares outstanding of 50,205,989 for the period March 31, 2004. The Company anticipates some revenue will be generated from its current production activities, in early 2005, and revenues will be generated from the exploitation activities from these projects during fiscal 2006 as the projects currently in production are introduced into the marketplace.

Development and production expenses were $253,130 for the six months ended March 31, 2005 compared to $0 for the six months ended March 31, 2004. The current development expenses relate to pre-production costs of the Z-Force project. All direct production costs totaling $655,753 incurred during the current period related to the Company’s Z-FORCE project and were deferred as they are expected to be recoverable from the revenue anticipated from this project.

General and administrative expenses decreased to $444,025 in the six months ended March 31, 2005 from $505,833 for the six months ended March 31, 2004, or $61,808. The decrease in these costs relates to an decrease in other general corporate overhead, such as legal expenses and professional fees. These costs are anticipated to grow as the Company's planned production of properties with recent funding commitments is implemented.

Other net operating expenses totaled $171,822 in the six months ended March 31, 2005 as compared to $54,865 for the six months ended March 31, 2004. The Company recorded a settlement loss of $49,200 during the six months ended March 31, 2005 compared to $49,865 in the prior year. Interest expense increased to $131,580, which includes $80,681 of amortization of debt costs, for the six months ended March 31, 2005 from $5,000 for the six months ended March 31, 2004. This increase in interest expense can be attributed to the $800,000 in bridge notes obtained from investors and $200,000 obtained from officer’s for unpaid compensation during the latter portion of our prior fiscal year which ended September 30, 2004, as well as an additional $50,000 borrowed during the quarter ended December 31, 2004; none of which were outstanding during the prior period.

CURRENT EVENTS

Z-Force Commences production

The Company received approximately $2.25 million, net of outside transaction costs, which was available to the company in January 2005, to provide additional funding for the production of the first thirteen episodes of its Z-Force animated children's television series. At March 31, 205 the Company recorded $1,071,531 of minority interests representing the investors interest in the Company’s equity.

The funding was provided to Z-Force Enterprises, LLC, a subsidiary entity of the Company, which holds the Company's interest in the Z-Force project; in exchange for profit participation in the Z-Force entertainment property.

As a result the Company's net profit participation in the project went from 45% to 42.6% while its interest in the licensing rights remained at 100%.

In connection with these investments by members of the LLC, the Company issued warrants to the investors which give these investors the right to purchase 2,455,993 shares of the Company's common stock at an exercise price of $.15 per share through December of 2007.

During the three month period ending March 31, 2005, the Company was granted certain sales, marketing and merchandise licensing rights for three new children’s and family oriented entertainment properties as listed as follows:

The Plonsters, the Company will receive 30% in commissions from the merchandise licensing royalties and 20% of the home video royalties from the transactions the Company generates.

Corneil & Bernie, the Company will receive 35% in commissions from the merchandise licensing royalties from the transactions the Company generates.

Little Reindeer, the Company will receive 35% in commissions from the merchandise licensing royalties, 25% of home video royalties, and 25% from all gross TV transactions the Company generates.

In May of 2005, the Company was granted global licensing and merchandising rights for the Little Suzy’s Zoo property. The Company will receive 35% in commissions from the merchandise licensing royalties from the transactions that the Company generates.

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

The Company also forms Teaming Agreements with outside companies for the co-operative marketing of hit potential entertainment properties. The Company is establishing an artistic & commercial `bridge' between producers, TV broadcasters, publishing companies and merchandise groups in North America, Europe and Asia. The establishment of such `bridge' relationships among entertainment entities, who otherwise would not be able to globally expand their world market share in such a near horizon time frame, will ensure that the Company is privy to substantial `first look/first option' opportunities on a wide array of world class entertainment properties.

On June 15, 2003 the Company appointed Peter Keefe as the Company's President. Management considered that Mr. Keefe's network of global contacts, associations and affiliations in the children's and family entertainment and licensing industries would connect the Company with a uniquely broad, and extremely valuable, base of exciting revenue generating marketing opportunities. At that time, the Company began to establish its current platform to launch properties and products in the global television, home video/DVD and merchandise licensing marketplace. The Company began marketing of the Nine Dog Christmas, Nine Dog Night of Fright and Z-Force animated entertainment properties. On December 31, 2003, the Company's Board of Directors approved an agreement with Peter Keefe, the Company's president, pursuant to a deal memorandum dated December 1, 2003, which was intended to be binding and subject to definitive agreements. Effective April 26, 2004, in exchange for the issuance of 10,000,000 restricted shares of the Company's common stock valued at $2,000,000, Mr. Keefe executed an agreement whereby the Company has acquired rights to certain properties which are currently allocated as follows:

Rights Acquired	Property Name	$ Allocation
Profit Participation Ownership (originally 45%)	Z-Force	42.6%

Global Management & Control of TV & Home Video/DVD Sales, Toys and Merchandise Licensing, Distribution, Production and all Related Activities	Z-Force	100%

TOTAL Z-FORCE $ ALLOCATION	$1,700,000

Royalty Revenue from all World Wide Merchandise Licensing Activities	Nine Dog Property	10%

Royalty Revenue from any Toy & Licensing Deals negotiated by Earthworks	Nine Dog Property	25%

Royalty Revenue World Wide Home Video/DVD Sales	Nine Dog Property	10%

TOTAL NINE DOG $ ALLOCATION	300,000

Total	$2,000,000

The properties that the Company develops and targets for distribution and licensing are chosen to provide the greatest probability for success across multi-platform market categories. These market sector catagories include the following:

Television (pay, free, cable & satellite)	School Supplies
Home Video/DVD	Educational Licensing
Merchandise Licensing	Music & Book Publishing
Toys & Video Games	Direct Marketing (to retail chains & through catalogues)
Apparel	Internet Applications
Theme Park Licensing	Gifts & Novelties
Fast Food Promotions

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

LIQUIDITY AND CAPITAL RESOURCES

Since the reorganization, the Company has funded its operations from the issuance of common stock and loans from officers and certain shareholders. The Company has incurred operating losses totaling $16,661,539 from inception April 1, 1998 through March 31, 2005. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to:

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

(1)
The Company presently has ongoing negotiations regarding financing alternatives. The Company also plans to/and has been able to settle many prior obligations with equity and extended payment terms, and partial payments. During the Fiscal year ended September 30, 2004, the Company received $800,000 and during the quarter ended December 2004, $50,000 in bridge financing, from private investors. The Company will now focus on the next phase of its financing initiative, which is to further fund the production of its existing entertainment properties.

(2)	In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company:

(A)
On December 31, 2003, the Company's Board of Directors approved an agreement with Peter Keefe, the Company's president, pursuant to a deal memorandum dated December 1, 2003, which was intended to be binding and subject to definitive agreements whereby in exchange for the issuance of 10,000,000 restricted shares of the Company's common stock; based upon the Company's share price as of December 1, 2003; which was $.20, or $2,000,000, to acquire the rights to certain entertainment properties. On January 20, 2004, the Company executed a definitive agreement and acquired the rights to certain properties, including direct profit participation, sales and marketing rights, merchandise licensing rights, home video distribution and television distribution rights in connection with the Nine Dog and Z-Force animated show properties.

(B)
The Company has established a platform to launch its properties and products in the global television, home video/DVD and merchandise licensing marketplace. The Company is currently marketing the Nine Dog Christmas, Corneil & Bernie, Little Reindeer, The Plonsters, Little Suzy's Zoo and Z-Force childrens entertainment properties and is in negotiations to secure further, future properties that it calculates have a high potential for success. The Company also has valuable and unique business relationships with leading production, distribution and licensing groups in the global entertainment market. The Company has built working alliances with several outside production studios and talent pools and the Company has identified several projects it plans to implement on a property by property basis during fiscal 2005 and beyond.

(3.)
The Company received approximately $2.25 million, net outside transaction costs, which was available to the company in January 2005, to provide addition funding for the production of the first thirteen episodes of its Z-Force animated children's television series. The funding was provided to Z-Force Enterprises, LLC, a subsidiary entity of the Company, which holds the Company's interest in the Z-Force project; in exchange for profit participation in the Z-Force entertainment property. As a result the Company's profit participation in the project went from 45% to 42.6% while its interest in the licensing rights remained at 100%.

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

A.    Exhibit 31.1a 31.2 32.1 32.2 - Officer Certifications

B.    Form 8-K Regarding Event Dated December 29, 2004.

SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Earthworks Entertainment, Inc.

Dated: May 18, 2005	By:	/s/ PETER KEEFE
Peter Keefe

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME		TITLE	DATE

By:	/s/ PETER KEEFE	CEO, President	May 18, 2005
Peter Keefe

By:	/s/ WILLIAM H. CAMPBELL	Acting Chief Financial Officer, Corporate Secretary, Director	May 18, 2005
William H. Campbell

By:	/s/ CATHERINE MALATESTA	Director	May 18, 2005
Catherine Malatesta