Form 10QSB
period 2005-06-30
EARTHWORKS ENTERTAINMENT INC
filed 2005-08-12
CIK 820789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 1O-QSB

(MARK ONE)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED JUNE 30, 2005

COMMISSION FILE NO. 133-16736

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(Formerly ECONTENT, INC.)
(Exact name of registrant as specified in its charter)

DELAWARE	23-2442288
(State or other jurisdiction of corporation or organization)	(I.R.S. Employer Identification Number)

4 Dutura St., West Palm Beach, FL	33314
(Address of principal executive offices)	(Zip Code)

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
The number of shares outstanding of each of the registrant’s classes of common stock as of July 19, 2005, is 67,605,894 shares all of one class of which is $.0015 par value common stock and no shares of convertible preferred stock with a $10.00 par value.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(Formerly ECONTENT, INC.)
A DEVELOPMENT STAGE COMPANY

i

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(Formerly ECONTENT, INC.)
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEET
JUNE 30, 2005
(UNAUDITED)
ASSETS
Current Assets
Cash and equivalents	$395,989
Other current assets	19,842
Deferred production costs	1,524,590
Total Current Assets	1,940,421

Property and equipment, net of accumulated depreciation of $383	767

Other Assets:
Organizational property rights	2,000,000

Total Other Assets	2,000,000

Total Assets	$3,941,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expense	$447,107
Promissory Notes	86,165
Convertible promissory notes	850,000
Convertible promissory notes-officers	200,000

Total Current Liabilities	1,583,272

Other liabilities	161,139

Minority interest in consolidated subsidiary	1,003,753

Stockholders’ Equity:
Common stock, par value $.0015 per share; authorized 100,000,000 shares, 67,605,894 issued and outstanding	101,409
Convertible preferred stock, authorized 1,000,000 shares, par value $10.00; no shares issued and outstanding	-
Additional paid in capital	18,341,072
Deficit accumulated during development stage	(17,249,457)

Total Stockholders’ Equity	1,193,024

Total Liabilities and Stockholders’ Equity	$3,941,188

See notes to the consolidated financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(Formerly ECONTENT, INC.)
A DEVELOPMENT STAGE COMPANY
STATEMENT OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED JUNE 30,
	2004	2005

Gross Earnings	$-	$-

Costs and Expenses:
Development, production and distribution including non-cash related charges of $0 and $0, respectively	50,594	-
General and administrative including non-cash charges of $0 and $0, respectively	288,926	333,235
Depreciation and amortization	2,025	95

Total Costs and Expenses	341,545	333,330

Loss from operations before other expenses and provisions for income taxes	(341,545)	(333,330)

Other Operating Income (Expense):
Interest income	297	2,744
Settlement and debt extinguishment income (expense)	(15,459)	-
Interest expense (net)	(13,793)	(100,296)
Minority interest in consolidated loss	-	9,101

Total Other Operating Income (Expense)	(28,955)	(88,451)

Operating loss before income taxes	(370,500)	(421,781)

Provision for income taxes	-	-

Net loss	$(370,500)	$(421,781)

Loss per common share, basic and diluted	$(.006)	$(.006)

Weighted average common shares outstanding, basic and diluted	62,518,617	65,340,846

See notes to the consolidated financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(Formerly ECONTENT, INC.)
A DEVELOPMENT STAGE COMPANY
STATEMENT OF OPERATIONS
(UNAUDITED)

	FOR THE NINE MONTHS ENDED JUNE 30,		FROM APRIL 1, 1998 (DATE OF INCEPTION) TO JUNE 30,
	2004	2005	2005

Gross Earnings	$-	$49,637	$49,637

Costs and Expenses:
Development, production and distribution including non-cash related charges of $0, and $0, respectively	50,594	253,130	2,780,875
General and administrative including non-cash charges of $0 and $0, respectively	794,759	777,260	11,824,467
Depreciation and amortization	10,599	287	139,380

Total Costs and Expenses	855,952	1,030,677	14,744,722

Loss from operations before other expenses and provisions for income taxes	(855,952)	(981,040)	(14,695,085)

Other Operating Income (Expense):
Interest income	297	7,736	10,477
Settlement and debt extinguishment income (expense)	(65,323)	(49,200)	847,059
Interest expense (net)	(18,794)	(231,876)	(1,432,936)
Minority interest in consolidated loss	-	71,744	71,744
Equity in earnings of unconsolidated subsidiary	-	-	96,774
Loss from termination of interest in unconsolidated subsidiary	-	-	(1,985,901)
Impairment loss	-	-	(161,589)

Total Other Operating Income (Expense)	(83,820)	(201,596)	(2,554,372)

Operating loss before income taxes	(939,772)	(1,182,636)	(17,249,457)

Provision for income taxes	-	-	-

Net loss	$(939,772)	$(1,182,636)	$(17,249,457)

Loss per common share, basic and diluted	$(.017)	$(.018)

Weighted average common shares outstanding, basic and diluted	54,293,395	64,531,017

See notes to the consolidated financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(Formerly ECONTENT, INC.)
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED JUNE 30,		FROM APRIL 1, 1998 (DATE OF INCEPTION) TO JUNE 30,
	2004	2005	2005
Cash flows from operating activities:
Net Loss	$(939,772)	$(1,182,636)	$(17,249,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,599	287	139,380
Interest expense paid with equity	-	152,312	169,812
Loan fees	-	-	25,000
Loss on abandonment of equipment	-	-	39,547
Stock based compensation and expenses paid by stock	342,002	86,294	9,774,697
Minority interest in consolidated loss	-	(71,744)	(71,744)
Equity in earnings of unconsolidated subsidiary	-	-	(96,774)
Settlement (income) expense relating to stock	27,400	49,200	(1,317,169)
Loss on termination of interest in unconsolidated subsidiary	-	-	1,985,909
Changes in assets and liabilities:
Deferred charges and other current assets	(55,016)	(1,524,566)	(921,822)
Other liabilities	(202,025)	-	447,727
Accounts payable and accrued expenses	73,003	262,099	981,519

Net cash used in operating activities	(743,809)	(2,228,754)	(6,093,375)

Cash flows from investing activities:
Investment in intangible assets	-	-	(90,481)
Investment in property and equipment	(1,150)	-	(68,528)
Advance on production rights	-	-	(337,500)
Investment in MPI	-	-	(1,850,000)

Net cash used in investing activities	(1,150)	-	(2,346,509)

Cash flows from financing activities:
Net proceeds from issuance of common stock	179,730	-	4,803,911
Cash investment in LLC Membership	-	2,491,008	2,491,008
Proceeds from loans	800,000	50,000	1,500,213
Advances from officers and stockholders	-	(59,000)	341,954
Repayment of loans	(2,500)	-	(301,213)

Net cash provided by financing activities	977,230	2,482,008	8,835,873

Net increase in cash and cash equivalents	232,271	253,254	395,989

Cash and cash equivalents, Beginning of Period	86,316	142,735	-

Cash and cash equivalents, End of Period	$318,587	$395,989	$395,989

See notes to the consolidated financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(FORMERLY ECONTENT, INC.)
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of Earthworks Entertainment, Inc. (“the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form l0-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the annual report for Form 10-KSB for the year ended September 30, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005.

NOTE 2 - GOING CONCERN

The Company’s working capital at June 30, 2005 was $357,149. Since the Reorganization, the Company has funded its operations from the issuance of common stock and loans from officers and certain shareholders. The Company has incurred operating losses totaling $17,249,457 from inception April 1, 1998 through June 30, 2005. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to:

(1)	Satisfy its current obligations,
(2)	Continue its development of properties and projects, and
(3)	Successfully implement its plans to market the properties and projects.

The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2005 and continue its development and commercialization efforts. Management’s plans in this regard include, but are not limited to, the following:

(1)
The Company presently has ongoing negotiations regarding financing alternatives. The Company also plans to/and has been able to settle many prior obligations with equity and extended payment terms, and partial payments. The Company received bridge financing of $800,000 during the fiscal year ended September 30, 2004, and $50,000 during the quarter ended December 2004, from private investors. The Company will now focus on the next phase of its financing initiative, which is to further fund the production of its existing entertainment properties.

(2)	In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company:

(A)
On December 31, 2003, the Company’s Board of Directors approved an agreement with Peter Keefe, the Company’s president, pursuant to a deal memorandum dated December 1, 2003, which was intended to be binding and subject to definitive agreements whereby in exchange for the issuance of 10,000,000 restricted shares of the Company’s common stock; based upon the Company’s share price as of December 1, 2003; which was $.20, or $2,000,000, to acquire the rights to certain entertainment properties. On January 20, 2004, the Company executed a definitive agreement and acquired the rights to certain properties, including direct profit participation, sales and marketing rights, merchandise licensing rights, home video distribution rights and television distribution rights in connection with the Nine Dog and Z-Force animated show properties.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(FORMERLY ECONTENT, INC.)
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)

(B)
The Company has established a platform to launch its properties and products in the global television, home video/DVD and merchandise licensing marketplace. The Company is currently marketing seven animated entertainment properties including the Nine Dog Christmas, Corneil & Bernie, Kiddo the Supertruck, The Little Reindeer,  The Plonsters, Little Suzy’s Zoo, and Z-Force. The Company is also in negotiations to secure other properties that it has determined to have a high potential for success. The Company has valuable and unique business relationships with leading production, distribution and licensing groups in the global entertainment market. The Company has built working alliances with several outside production studios and talent pools and the Company has identified several projects it plans to implement on a property by property basis during fiscal 2005 and beyond.

(3)
In January 2005 the Company’s majority owned subsidiary, Z-Force Enterprises, LLC, received approximately $2.25 million, net of transaction costs, to provide funding for the production of the initial episodes of its Z-Force animated children’s television series.

(4)
The Company has begun the process of a private placement of $2,000,000 in Senior Secured Convertible Notes. The notes carry interest at 8% per annum, compounded daily, and convert into shares of common stock at $.20 per share. The private placement is expected to occur during the fourth quarter ending September 2005.

Management believes that actions presently being taken to complete the Company’s development stage through the successful production and distribution of children’s and family entertainment properties will ultimately generate sufficient revenue to support its operations. However, there can be no assurance that Earthworks Entertainment, Inc. will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans.

NOTE 3 - PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, Z-Force Enterprises, LLC and Earthworks Brand Management. All material intercompany accounts and transactions have been eliminated in consolidation.

During the quarter ended March 31, 2005, the Company formed a new subsidiary called Earthworks Brand Management. This subsidiary is currently inactive.

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

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(FORMERLY ECONTENT, INC.)
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)

NOTE 5 - SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

	FOR THE NINE MONTHS ENDED JUNE 30,
	2004	2005

Issuance of 200,000 and 590,000 shares of common stock for repayment of a defaulted notes payable and accrued interest	$40,334	$123,900

Issuance of 500,000 shares of common stock to two officers to settle unpaid expenses and compensation due from a prior settlement	$103,196	$-

Issuance of 10,000,000 shares of common stock to Company president for acquisition of rights to certain entertainment properties	$2,000,000	$-

Issuance of 793,531 shares for exercise of warrants previously outstanding in exchange for a corresponding offset to additional paid in capital	$-	$197,633

Issuance of 300,000 shares of common stock to investors to convert bridge notes and accrued interest	$75,000	$-

Issuance of 877,625 shares of common stock in conjunction with a settlement agreement	$-	$78,986

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On October 5, 1999, the Company entered into a licensing agreement with an individual and Spartan Sporting Goods and Fashions, Inc. ("Spartan"), a privately held New York corporation, for the exclusive master license of certain logos, trademarks and copyrights. The agreement provided that the Company pay 30% of all royalty income received under this agreement to the Licensor, or Spartan. Additionally, the agreement provided for minimum annual non-refundable license fees for each optional renewal, potentially through 2008. Effective December 31, 2002, the Company decided not to renew the agreement with Spartan. As of September 30, 2003, net of the settlement of $100,000 for 1,200,000 shares of the Company’s common stock, $102,400 remained due to Spartan for unpaid license rights fees. During the period ended December 31, 2004, the Company settled the remaining balance with Spartan.

On June 15, 2003, the Company entered into an employment agreement with its president and chief executive officer. The general terms of the agreement provides for a base salary of $185,000 per year with annual increases of 10% through 2006, a grant of 3,000,000 shares of common stock upon execution of the agreement and a grant of 400,000 common stock options at $.25 per share, vesting 100,000 options per year through 2006.

On July 1, 2003, the Company entered into an employment agreement with its executive vice president and chief operating/financial officer. The general terms of the agreement provides for a base salary of $165,000 per year with annual increases of 10% through 2006 and a grant of 400,000 common stock options at $.25 per share, vesting 100,000 options per year through 2006.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(FORMERLY ECONTENT, INC.)
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)

On April 15, 2005 the Company entered into a consulting agreement with an independent contractor. The general terms of the agreement provides for a base fee of $2,500 per month for six months and a grant of 300,000 common stock warrants at $.15 per share. The agreement may be terminated by either party with a thirty day written notice.

On May 25, 2005, the Company entered into a settlement agreement with a former officer of the Company whereby the Company assigned 1,000,000 shares of the Company’s common stock to settle all disputes and differences with the former officer. The Company and the former officer have executed a definitive settlement agreement; no further issues remain outstanding.

On June 1, 2005 the Company entered into a consulting agreement with an independent contractor. The general terms of the agreement provide for a base fee of $15,000 per month for twenty-four months and a grant of 2,000,000 common stock warrants at $.20 per share, 500,000 warrants vesting immediately and 500,000 warrants vesting every six months thereafter through 2006. The agreement may be terminated by either party with a thirty day written notice.

On June 16, 2005 the Company entered into a consulting agreement with an independent contractor. The general terms of the agreement provide for a base fee of $3,000 per month for the next six months, a grant of 100,000 shares of restricted common stock upon execution of the agreement and a grant of 400,000 fully vested common stock warrants at $.10 per share.

NOTE 7 - NOTES PAYABLE

In September 2001, the Company issued $45,000 of bridge notes to investors, due the earlier of one year from the date of notes or the closing of an equity funding of at least $2,000,000. The notes bear an interest rate of 10% and the note holders received 22,500 warrants to purchase one share each of the Company’s common stock at $.20. In the event of a default, the investors would receive an additional 22,500 warrants with an exercisable price of $.10 per share. In September 2002, the Company issued $146,500 of bridge notes to investors, due the earlier of one year from the date of notes or the closing of an equity funding of at least $2,000,000. These notes bear interest of 10% and the note holders received 116,000 warrants to purchase one share of the Company’s common stock at $.20. During the quarter ended December 31, 2004 these notes were settled by the issuance of 590,000 shares of the Company’s stock.

During the fiscal year ended September 30, 2004, the Company issued $800,000 of bridge notes to investors, due one year from the date of the notes. The notes are convertible into shares of the Company’s common stock at $.08 per share. The Company plans to repay these notes from revenues anticipated to commence during the fourth quarter from projects currently under development. These notes bear interest at 10% and the note holders received 1,666,667 warrants to purchase one share of the Company’s common stock at $.15 per share. During the three months ended December 31, 2004 the Company issued $50,000 of bridge notes to investors on similar terms.

The Company also issued $200,000 of these notes and 666,000 warrants at $.15 per share to the Company’s president and vice-president in exchange for unpaid compensation. The notes are convertible into the Company’s common stock at $.08 per share.

In May 2005 the convertible subordinated notes totaling $850,000 were amended to extend the maturity date to May 12, 2006. In conjunction with the amendment, unpaid interest totaling $86,165 was converted to promissory notes with interest at 10% per annum, due May 12, 2006. In conjunction with this amendment, the note holders received 2,666,667 warrants to purchase one share of the Company’s common stock at $.15 per share.

During the nine months ended June 30, 2005 the Company accrued $110,853 interest on the above mentioned notes in addition to recording $121,023 interest expense in connection with the amortization of loan discount recorded on these notes.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(FORMERLY ECONTENT, INC.)
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)

NOTE 8 - MINORITY INTEREST AND INVESTMENT IN Z-FORCE ENTERPRISES, LLC

In January 2005, the Company’s majority owned subsidiary, Z-Force Enterprises, LLC, received approximately $2.25 million, net of transaction costs, to provide funding for the production of the initial episodes of its Z-Force animated children’s television series. Z-Force Enterprises, LLC holds the Company’s controlling interest in the Z-Force project.

As a result of the aforementioned funding, the Company’s profit participation in the project decreased from 45% to 42.5%, when taking into account profit participation with Z-Force Enterprises, LLC minority members of approximately 21.2% and other co-participants. The Company’s interest in the licensing rights representation and management remains at 100%.

In connection with the investments made by the minority members to Z-Force Enterprises, LLC, the Company issued warrants to the minority members and a finder who facilitated the transaction. The warrants give the holders the right to purchase 2,455,993 shares of the Company’s common stock at an exercise price of $.15 per share through December of 2007.

At June 30, 2005 the Company recorded minority interest in consolidated subsidiary of $1,003,753, representing the minority member’s interest in the Company’s majority owned subsidiary Z-Force Enterprises, LLC.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of the Company’s current management.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements". In some cases, you can identify forward-looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "estimate," "predict," "potential," or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect the Company’s current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks and uncertainties may cause the Company’s actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. You should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent the Company’s estimates and assumptions as of the date of this report. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 VS. THREE MONTHS ENDED JUNE 30, 2004

The Company recorded a net loss of $421,781 for the three months ended June 30, 2005 as compared to a net loss of $370,500 for the period June 30, 2004. This represents a loss per common share of $(.006) for the three months ended June 30, 2005 on basic and diluted shares outstanding of 65,340,846, as compared to a loss per common share of $(.006) on basic and diluted shares outstanding of 62,518,617 for the three months ended June 30, 2004. The Company anticipates that revenue will be generated from its current production activities and from the commercial exploitation of these projects during fiscal 2006 as the projects currently in production are introduced into the marketplace.

Development, production and distribution expenses were $916,082, for the three months ended June 30, 2005 compared to $50,594 for the three months ended June 30, 2004. These costs primarily relate to direct production costs incurred during the quarter for the Company’s Z-Force project. These costs were deferred as they are expected to be recoverable from future revenue anticipated from this project.

General and administrative expenses increased to $333,235, for the three months ended June 30, 2005 from $288,926, for the three months ended June 30, 2004, or $44,309. The increase in these costs relates to an increase in other general corporate overhead, such as legal expenses, marketing and professional fees. These costs are anticipated to continue to grow as the Company’s planned production and marketing of the properties continues.

Other net operating expenses totaled $88,451, for the three months ended June 30, 2005 as compared to $28,955, for the three months ended June 30, 2004. The Company recorded no settlement loss during the three months ended June 30, 2005 and a settlement loss of $15,459 during the three months ended June 30, 2004. Interest expense increased to $100,296, for the three months ended June 30, 2005 as compared to $13,793 for the three months ended June 30, 2004. The $100,296, for the three months ended June 30, 2005 includes $71,631 of amortization of debt costs. This increase in interest expense can be attributed to the $800,000 in bridge notes obtained from investors and the $200,000 in bridge notes obtained from officers for unpaid compensation during the latter portion of our fiscal year ended September 30, 2004. These notes were outstanding during the prior period for approximately eight weeks. Additionally, $50,000 was borrowed during the quarter ended December 31, 2004, none of which was outstanding during the prior period.

NINE MONTHS ENDED JUNE 30, 2005 VS. NINE MONTHS ENDED JUNE 30, 2004

The Company recorded production revenue during the current period totaling $49,637. The production revenue was producer fees for the Z-Force project. The Company recorded a net loss of $1,182,636, for the nine months ended June 30, 2005 as compared to a loss of $939,772 for the nine months ended June 30, 2004. This represents a loss per common share of $(.018) for the nine months ended June 30, 2005 on basic and diluted shares outstanding of 64,531,017, as compared to a loss per common share of $(.017) on basic and diluted shares outstanding of 54,293,395 for the nine months ended June 30, 2004. The Company anticipates that revenue will be generated from its current production activities and that from the exploitation of these projects during fiscal 2006 as the projects currently in production are introduced into the marketplace.

Development and production expenses were $253,130, for the nine months ended June 30, 2005 compared to $50,594 for the nine months ended June 30, 2004. The current development expenses relate to preproduction costs of the Z-Force project. All direct production costs totaling $1,571,835, incurred during the current period relate to the Company’s Z-Force project and were deferred as they are expected to be recoverable from the revenue anticipated from this project.

General and administrative expenses decreased to $777,260, for the nine months ended June 30, 2005 from $794,759 for the nine months ended June 30, 2004, or $17,499. The decrease in these costs relates to a decrease in other general corporate overhead, such as legal expenses and professional fees. These costs are anticipated to grow as the Company’s planned production and marketing of the properties continues.

Other net operating expenses totaled $201,596, for the nine months ended June 30, 2005 as compared to $83,820 for the nine months ended June 30, 2004. The Company recorded a settlement loss of $49,200, during the nine months ended June 30, 2005 compared to $65,323 in the prior period. Interest expense increased to $231,876, which includes $152,312 of amortization of debt costs, for the nine months ended June 30, 2005, from $18,794 for the nine months ended June 30, 2004. This increase in interest expense can be attributed to the $800,000 in bridge notes obtained from investors and $200,000 obtained from officers for unpaid compensation during the latter portion of our fiscal year ended September 30, 2004. These notes were outstanding during the prior period for approximately eight weeks. Additionally, $50,000 was borrowed during the quarter ended December 31, 2004, none of which was outstanding during the prior period.

CURRENT EVENTS

Z-Force Continues Production

In January 2005, the Company’s majority owned subsidiary, Z-Force Enterprises, LLC (Z-Force), received approximately $2.25 million, net of transaction costs, to provide funding for the production of the initial episodes of its Z-Force animated children’s television series. Z-Force Enterprises, LLC holds the Company’s controlling interest in the Z-Force project.

As a result of the aforementioned funding, the Company’s profit participation in the project decreased from 45% to 42.5%, when taking into account profit participation with Z-Force Enterprises, LLC minority members of approximately 21.2% and other co-participants. The Company’s interest in the licensing rights remains at 100%.

In connection with the investments made by the minority members to Z-Force Enterprises, LLC; the Company issued warrants to the minority members and a finder who facilitated the transaction. The warrants give the holders the right to purchase 2,455,993 shares of the Company’s common stock at an exercise price of $.15 per share through December of 2007.

At June 30, 2005 the Company recorded minority interest in consolidated subsidiary of $1,003,753, representing the minority member’s interest in the Company’s majority owned subsidiary Z-Force Enterprises, LLC.

During the three month period ending June 30, 2005, the Company was granted certain marketing rights for two new children’s and family oriented entertainment properties as listed as follows:

Kiddo the Super Truck, a charming theatrical quality computer animated property: The Company will receive 35% in sales commissions from merchandise licensing royalties and 25% in home video royalties from transactions that the Company generates.

Little Suzy’s Zoo, the pre-school and baby character brand hit phenomenon: The Company has worldwide rights to produce an animated television and home video series based on the property and will receive 35% in sales commissions from merchandise licensing royalties and 25% in home video royalties from transactions that the Company generates.

PLAN OF OPERATIONS AND BUSINESS STRATEGY

The global market demand for high quality, character driven children and family entertainment has never been greater. The proliferation of new digital, satellite and cable broadcast networks throughout the world has prompted industry analysts to predict that the demand for world class children’s and family entertainment properties will increase exponentially over the next decade. Merchandising, licensing, publishing and other areas of marketing for character driven hit entertainment properties can generate hundreds of millions of dollars for the rights holders and tens of millions of dollars for the companies who actually market the properties.

Earthworks Entertainment, Inc. is a vertically integrated marketing company engaged in the creation, production, marketing and distribution of high quality, world class children’s and family entertainment properties. The properties are marketed in all multi-platform areas of commercial exposition ranging from television and home video to merchandise licensing as well as electronic and video games and book and music publishing.

The Company also forms teaming agreements with outside companies for the co-operative marketing of hit potential entertainment properties. The Company is establishing an artistic and commercial `bridge’ between producers, television broadcasters, publishing companies and merchandise groups in North America, Europe and Asia. The establishment of such `bridge’ relationships among entertainment entities, which otherwise would not be able to globally expand their world market share in such a near horizon time frame, will ensure that the Company is privy to substantial `first look/first option’ opportunities on a wide array of world class entertainment properties.

On June 15, 2003 the Company appointed Peter Keefe as the Company’s President. Management considers that Mr. Keefe’s network of global contacts, associations and affiliations in the children’s and family entertainment and licensing industries will connect the Company with a uniquely broad, and extremely valuable, base of exciting revenue generating marketing opportunities. At that time, the Company began to establish its current platform to launch properties and products in the global television, home video/DVD and merchandise licensing marketplace. The Company began marketing the Nine Dog Christmas, Nine Dog Night of Fright and Z-Force animated entertainment properties. On December 31, 2003, the Company’s Board of Directors approved an agreement with Peter Keefe, the Company’s president, pursuant to a deal memorandum dated December 1, 2003, which was intended to be binding and subject to definitive agreements. Effective April 26, 2004, in exchange for the issuance of 10,000,000 restricted shares of the Company’s common stock valued at $2,000,000, Mr. Keefe executed an agreement whereby the Company has acquired rights to certain properties which are allocated as follows:

Rights Acquired Allocation	Property Name	$

Profit Participation Ownership (originally 45%)	Z-Force	42.5%

Global Management & Control of TV & Home Video/DVD Sales, Toys and Merchandise Licensing, Distribution, Production and all Related Activities	Z-Force	100%

TOTAL Z-FORCE $ ALLOCATION	$1,700,000

Gross Royalty Revenue from all World Wide Merchandise Licensing Activities	Nine Dog Property	10%

Gross Royalty Revenue from all Toy & Licensing Agreements negotiated by Earthworks Entertainment, Inc.	Nine Dog Property	25%

Gross Royalty Revenue World Wide Home Video/DVD Sales	Nine Dog Property	10%

TOTAL NINE DOG $ ALLOCATION	300,000

Total	$2,000,000

In addition, the Company has secured certain sales, marketing, production and distribution rights for the following additional five new entertainment properties:

Corneil & Bernie, broadcast on Nickelodeon’s Nicktoons TV Network: The Company will receive 35% in sales commissions from merchandise licensing royalties from transactions that the Company generates.

The Plonsters, internationally popular televisions series: The Company will receive 30% in sales commissions from merchandise licensing royalties and 20% from home video royalties from transactions that the Company generates.

Little Reindeer, acclaimed new animated Christmas special: The Company will receive 35% in sales commissions from merchandise licensing royalties and 25% in home video royalties from the transactions that the Company generates.

Kiddo the Super Truck, charming new theatrical quality computer animated property: The Company will receive 35% in sales commissions from merchandise licensing royalties and 25% in home video royalties from the transactions that the Company generates.

Little Suzy’s Zoo, the pre-school and baby character brand hit phenomenon: The Company has worldwide rights to produce an animated television and home video series based on the property and will receive 35% in sales commissions from merchandise licensing royalties and 25% in home video royalties from the transactions that the Company generates.

The Company has not yet recorded substantial revenues. The properties that the Company develops and targets for distribution and licensing are chosen to provide the greatest probability for success across multi-platform market categories. These market sectors include the following:

Television (pay, free, cable & satellite)	School Supplies
Home Video/DVD	Educational Licensing
Merchandise Licensing	Music & Book Publishing
Toys & Video Games	Direct Marketing (to retail chains) & through catalogues)
Apparel
Theme Park Licensing	Internet Applications
Fast Food Promotions	Gifts & Novelties

The Company plans to generate its revenues from management fees, performance incentives, production activities, sales and marketing commissions and equity-based annuities/property ownership positions in successful children’s and family entertainment properties. As the Company reaches critical mass in its property and project ownership and management base, revenues can multiply as equity positions increase significantly at substantially lower risk levels. This is a key component of the business model and an important valuation driver for the Company as it grows. By building a diverse library of properties and projects the Company minimizes the risk associated with any one particular property or project while maximizing the commercial exploitation of its entertainment property portfolio.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital at June 30, 2005 was $357,149. Since the reorganization, the Company has funded its operations from the issuance of common stock and loans from officers and certain shareholders. The Company has incurred operating losses totaling $17,249,457, from inception April 1, 1998 through June 30, 2005. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to:

(1)	Satisfy its current obligations,
(2)	Continue its development of properties and projects, and
(3)	Successfully implement its plans to market the properties and projects.

The Company believes that it will be able to complete the necessary steps to meet its cash flow requirements through the fiscal year ending September 30, 2005 and to continue its development and commercialization efforts. Management’s plans in this regard include, but are not limited to, the following:

(1)	The Company has been able to settle many prior obligations with equity, extended payment terms, and partial payments. The Company plans to continue to settle its prior obligations.

(2)
During the fiscal year ended September 30, 2004, the Company received $800,000 and during the quarter ended December 2004, $50,000, in bridge financing from private investors. The Company will now focus on the next phase of its financing initiative, which is to further fund the production of its existing entertainment properties.

(3)
The Company has begun the process of a private placement of $2,000,000 in Senior Secured Convertible Notes. The notes carry interest at 8% per annum, compounded daily, and convert into shares of common stock at $.20 per share. The private placement is expected to occur during the fourth quarter ending September 2005.

(4)	In addition to the above financing activities, the following business initiatives are ongoing and are expected to provide additional working capital to the Company:

(A)
On December 31, 2003, the Company’s Board of Directors approved an agreement with Peter Keefe, the Company’s president, pursuant to a deal memorandum dated December 1, 2003, which was intended to be binding and subject to definitive agreements whereby in exchange for the issuance of 10,000,000 restricted shares of the Company’s common stock; based upon the Company’s share price as of December 1, 2003; which was $.20, or $2,000,000, to acquire the rights to certain entertainment properties. On January 20, 2004, the Company executed a definitive agreement and acquired the rights to certain properties, including direct profit participation, sales and marketing rights, merchandise licensing rights, home video distribution and television distribution rights in connection with the Nine Dog and Z-Force animated show properties.

(B)
The Company has established a platform to launch its properties and products in the global television, home video/DVD and merchandise licensing marketplace. The Company is currently marketing seven animated entertainment properties including the Nine Dog Christmas, Corneil & Bernie, Kiddo the Supertruck, The Little Reindeer, The Plonsters, Little Suzy’s Zoo, and Z-Force. The Company is also in negotiations to secure other properties that it has determined to have a high potential for success. The Company also has valuable and unique business relationships with leading production, distribution and licensing groups in the global entertainment market. The Company has built working alliances with several outside production studios and talent pools and the Company has identified several projects that it plans to develop on a property by property basis during fiscal 2006 and beyond.

(5)
In January 2005, the Company’s majority owned subsidiary, Z-Force Enterprises, LLC, received approximately $2.25 million, net of transaction costs, to provide funding for the production of the initial episodes of its Z-Force animated children’s television series. Z-Force Enterprises, LLC holds the Company’s interest in the Z-Force project.

As a result of the aforementioned funding, the Company’s profit participation in the project decreased from 45% to 42.5%, when taking into account profit participation with Z-Force Enterprises, LLC minority members of approximately 21.2% and other co-participants. The Company’s interest in the licensing rights representation and management remains at 100%.

Management believes that actions presently being taken to complete the Company’s development stage through the successful production and distribution of children’s and family entertainment properties will ultimately generate sufficient revenue to support its operations. However, there can be no assurance that the Company will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans.

INFLATION

The rate of inflation has had little impact on the Company’s results of operations and is not expected to have a significant impact on continuing operations.

ITEM 3.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

NONE

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

Dated: August 10, 2005

By:/s/ PETER KEEFE
Peter Keefe

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

By:/s/ PETER KEEFE	CEO, President	August 10, 2005
Peter Keefe

By:/s/ WILLIAM H. CAMPBELL William H. Campbell	Acting Chief Financial Officer, Corporate Secretary, Director	August 10, 2005

By: /s/ CATHERINE MALATESTA	Director	August 10, 2005
Catherine Malatesta