Form 10KSB/A
period 2003-09-30
EARTHWORKS ENTERTAINMENT INC
filed 2005-10-24
CIK 820789

FORM 10-KSB/A
                                (Amendment No. 1)
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

Amendment No. 1
---------------

     This amendment is filed in order to remove the audit opinion of Schuhalter, Coughlin & Suozzo P.C. that was included in the original filing. The opinion is being removed because Schuhalter, Coughlin & Suozzo P.C. was not registered with the Public Company Accounting Oversight Board at the time it rendered its opinion.

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

ITEM 7. FINANCIAL STATEMENTS.

(a)(1)  The following documents are filed as part of this report:

a. Consolidated Financial Statements of the Registrant, eContent, Inc. and Subsidiaries

                                                                          PAGES


Consolidated Balance Sheet of eContent, Inc. and
 Subsidiaries as of September 30, 2003 (unaudited) ........................ F-1

Consolidated Statements of Operations of eContent,
 Inc. and Subsidiaries for the years ended
 September 30, 2003 and September 30, 2002 and for the
 period from inception (April 1, 1998) through
 September 30, 2003 (unaudited) ........................................... F-2

Consolidated Statements of Changes in Stockholders'
 Equity of eContent, Inc. and Subsidiaries for the
 period from October 1, 1997 to September 30, 2003
 (unaudited) .............................................................. F-3

Consolidated Statements of Cash Flows of eContent,
 Inc. and Subsidiaries for the years ended
 September 30, 2003 and September 30, 2002 and for
 the period from inception(April 1, 1998) through
 September 30, 2003 (unaudited) ........................................... F-8

Notes to Consolidated Financial Statements (unaudited) .................... F-9

b.   Interim Financial Statements.

     Not Applicable

c.   Financial Statements of Businesses Acquired and to be Acquired.

     Not Applicable
                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (Unaudited)


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



                                   eCONTENT, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)
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

                                            eCONTENT, INC. AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                      FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2003
                                                        (Unaudited)

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

                                        eCONTENT, INC. AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2003
                                                   (Unaudited)

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







                                              eCONTENT, INC. AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                         FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2003
                                                         (Unaudited)

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


                                            eCONTENT, INC. AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                      FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2003
                                                      (Unaudited)

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


                                            eCONTENT, INC. AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                      FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2003
                                                      (Unaudited)

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







                                        eCONTENT, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                                  (Unaudited)



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

                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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
                           =======       ======
                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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
                                                           ========     ========
                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTSFAIR
                                   (Unaudited)


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

                        eCONTENT, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTSFAIR
                                   (Unaudited)


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

                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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
                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                         eCONTENT, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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