Form 10QSB/A
period 2003-12-31
EARTHWORKS ENTERTAINMENT INC
filed 2005-10-24
CIK 820789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 1O-QSB/A
                                 (Amendment #1)

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

NOTE: The financial information included in this report has not been reviewed by an independent registered public accountant

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

                EARTHWORKS ENTERTAINMENT, INC.. AND SUBSIDIARIES
                            (FORMERLY eCONTENT, INC.)
                           A DEVELOPMENT STAGE COMPANY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003
                          (UNAUDITED AND NOT REVIEWED)
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
                                                                   =============

See notes to the consolidated financial statements


                          EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                                     (FORMERLY eCONTENT, INC.)
                                    (A DEVELOPMENT STAGE COMPANY
                                      STATEMENT OF OPERATIONS
                                    (UNAUDITED AND NOT REVIEWED)
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
                                                     =============   =============


See notes to the consolidated financial statements



                                   EARTHWORKS ENTERTAINEMENT,, INC. AND SUBSIDIARIES
                                               (FORMERLY eCONTENT, INC.)
                                             (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED AND NOT REVIEWED)
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
                                                             ===============   ================   ===================

See notes to the consolidated financial statements

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                            (FORMERLY ECONTENT, INC)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                          (UNAUDITED AND NOT REVIEWED)

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

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                            (FORMERLY ECONTENT, INC)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                          (UNAUDITED AND NOT REVIEWED)

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

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                            (FORMERLY ECONTENT, INC)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                          (UNAUDITED AND NOT REVIEWED)

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

         All   significant   inter-company   accounts  and   transactions   have
beeneliminated.

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

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                            (FORMERLY ECONTENT, INC)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                          (UNAUDITED AND NOT REVIEWED)

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

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                            (FORMERLY ECONTENT, INC)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                          (UNAUDITED AND NOT REVIEWED)

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

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                            (FORMERLY ECONTENT, INC)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                          (UNAUDITED AND NOT REVIEWED)

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
                                                         =======       ======

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                            (FORMERLY ECONTENT, INC)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                          (UNAUDITED AND NOT REVIEWED)

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

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                            (FORMERLY ECONTENT, INC)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                          (UNAUDITED AND NOT REVIEWED)


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

                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                            (FORMERLY ECONTENT, INC)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                          (UNAUDITED AND NOT REVIEWED)

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

         General and administrative expenses increased to $194,351 in the three months ended December 31, 2003 from $64,200 for the three months ended December 31, 2002. The increase in these costs relates to an increase in executive compensation and other general corporate overhead, such as promotion, marketing, legal and office expenses. Compensation to executives for the three months ended December 31, 2002 was $32,000 compared to $87,500 which included accrued charges of $65,500 for the three month period ended December 31, 2003 and $0 for the three month period ended December 3,1 2002. Other general corporate overhead expenses increased to $106,851 for the three months ended December 31, 2003 from $32,200 for the same period in 2002. This increase in other general corporate overhead can be attributed to promotion, marketing and legal expenses related to the acquisition of licensing rights, the Company name/symbol change and commencing the implementation of its revised operational strategy.

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