Form 10KSB/A
period 2004-09-30
EARTHWORKS ENTERTAINMENT INC
filed 2005-10-24
CIK 820789

FORM 10-KSB/A
                               (Amendment No. 1)
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

Amendment No. 1
---------------

     This amendment is filed in order to remove the audit opinion of Schuhalter, Coughlin & Suozzo P.C. with respect to the financial statements for the year ended September 30, 2003 and the period from inception to September 30, 2003 that was included in the original filing. The opinion is being removed because Schuhalter, Coughlin & Suozzo P.C. was not registered with the Public Company Accounting Oversight Board at the time it rendered its opinion.

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

ITEM 7. FINANCIAL STATEMENTS.

(a)(1) The following documents are filed as part of this report:

Consolidated Financial Statements of the Registrant,
  Earthworks Entertainment, Inc. and Subsidiaries                  PAGES

Report of Rosenberg, Rich, Baker & Berman                           F-1

Consolidated Balance Sheet of Earthworks Entertainment, Inc.
 and Subsidiaries as of September 30, 2004                          F-2

Consolidated Statements of Operations of Earthworks
 Entertainment, Inc. and Subsidiaries for the years
 ended September 30, 2004 and September 30, 2003
 and for the period from inception (April 1, 1998)
 through September 30, 2004 (Unaudited as to period
 prior to October 1, 2003)                                          F-3

Consolidated Statements of Changes in Stockholders' Equity
 of Earthworks Entertainment, Inc. and Subsidiaries for the
 period from October 1, 1997 to September 30, 2004 (Unaudited
 as to period prior to October 1, 2003)                             F-4

Consolidated Statements of Cash Flows of Earthworks
 Entertainment, Inc. and Subsidiaries for the years ended
 September 30, 2004 and September 30, 2003 and for the period from inception(April 1, 1998) through September 30, 2004
 (Unaudited as to period prior to October 1, 2003)                 F-10

Notes to Consolidated Financial Statements                         F-11

b. Interim Financial Statements.

     Not Applicable

c. Financial Statements of Businesses Acquired and to be Acquired.

     Not Applicable

                        REPORT OF INDEPENDENT REGISTERED
                             PULIC ACCOUNTING FIRM

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

                       Earthworks Entertainment, INC. AND SUBSIDIARIES
                                (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                              FROM APRIL 1,
                                                                                  1998
                                                                               (DATE OF
                                                                               INCEPTION)
                                                   FOR THE YEARS ENDED             TO
                                                       September 30,          September 30,
                                                   2003            2004           2004
                                                (Unaudited)                    (Unaudited)
                                                -----------    ------------   ------------
Total Revenues                                  $      --      $       --     $       --
                                                -----------    ------------   ------------

Direct Costs and Expenses:
  Development, production and distribution
     including non-cash stock related charges
     of $0, $0 and $916,056 respectively            145,106         125,233      2,527,745
  General and administrative including
     non-cash charges of $651,983 $0
     and $2,855,072                                 736,773       1,017,859     11,047,108
  Depreciation and amortization                      30,897          10,695        139,093
                                                -----------    ------------   ------------
  Stock based compensation and stock grants               0               0              0
                                                -----------    ------------   ------------

      Total Costs and Expenses                      912,776       1,153,786     13,713,945
                                                -----------    ------------   ------------

  Loss from operations before other expenses
    and provisions for income taxes                (912,776)     (1,153,786)   (13,713,945)
                                                -----------    ------------   ------------

Other Operating Income (Expense):
  Interest income                                      --             1,075          2,741
  Settlement gains (losses)                        (216,480)       (122,370)       896,259
  Interest expense (net)                            (34,607)     (1,090,234)    (1,201,060)
  Equity in earnings of unconsolidated
    Subsidiary                                         --              --           96,774
  Loss from termination of interest in
    unconsolidated subsidiary                          --              --       (1,985,901)
   Impairment Loss                                 (161,589)              0       (161,589)
                                                -----------    ------------   ------------

      Total Other Operating Income (Expense)       (412,676)     (1,211,529)    (2,352,776)

  Operating (Loss) before income taxes           (1,325,452)     (2,365,315)   (16,066,722)

  Provision for income taxes                              0               0              0
                                                -----------    ------------   ------------

      Net (Loss)                                $(1,325,452)   $ (2,365,315)   (16,066,722)
                                                ===========    ============   ============


Loss per common share, basic and diluted        $     (0.04)   $      (0.04)
                                                ===========    ============

Weighted average common shares outstanding,
  basic and diluted                              34,208,279      56,509,683
                                                ===========    ============


   The accompanying notes are an integral part of these financial statements.

                                 EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                    FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2004
                                (Unaudited as to period prior to October 1, 2003)

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

                                  EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                    FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2004
                                 (Unaudited as to period prior to October 1, 2003)

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

                                     EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                       FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2004
                                    (Unaudited as to period prior to October 1, 2003)

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

                                   EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                                            (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                     FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2004
                                 (Unaudited as to period prior to October 1, 2003)

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

                                   EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                                            (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                      FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2004
                                  (Unaudited as to period prior to October 1, 2003)
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

                                EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2004
                                (Unaudited as to period prior to October 1, 2003)
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


                         EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
                                  (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENTS OF CASH FLOW
                                                                                   FROM APRIL 1,
                                                                                        1998
                                                                                      (DATE OF
                                                                                     INCEPTION)
                                                       FOR THE YEARS ENDED              TO
                                                          SEPTEMBER 30,            SEPTEMBER 30,
                                                       2003            2004            2004
                                                   (Unaudited)                     (Unaudited)
                                                   ------------    ------------    ------------
Cash flows from operating activities:
  Net Loss                                         $ (1,325,451)   $ (1,318,249)   $(15,019,655)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                        30,897          10,695         139,093
    Interest expense paid with equity                      --                 0          17,500
    Loan fees                                              --                 0          25,000
    Loss on abandonment of equipment                       --            39,547          39,547
    Stock based compensation and expenses
      paid by stock                                     691,900         342,002       8,641,237
    Equity in earnings of unconsolidated subsidiary        --                 0         (96,774)
    Settlement income relating to stock                    --            27,400      (1,366,369)
    Loss on termination of interest in
    unconsolidated subsidiary                              --                 0       1,985,909
Changes in assets and liabilities:
  Deferred charges and other current assets             482,883           9,791         602,744
  Other liabilities                                     (39,558)         (2,025)        447,727
  Accounts payable and accrued expenses                 (22,987)        (28,822)        719,420
  Cash overdraft                                         (2,387)              0               0
                                                   ------------    ------------    ------------

    Net cash used in operating activities              (184,703)       (919,662)     (3,864,622)
                                                   ------------    ------------    ------------

Cash flows from investing activities:
  Investment in intangible assets                          --                 0         (90,481)
  Investment in property and equipment                     --            (1,150)        (68,528)
  Advance on production rights                             --                 0        (337,500)
  Investment in MPI                                        --                 0      (1,850,000)
                                                   ------------    ------------    ------------

    Net cash used in investing activities                     0          (1,150)     (2,346,509)
                                                   ------------    ------------    ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock            211,015         179,730       4,803,911
  Proceeds from loans                                    60,000         800,000       1,450,213
  Advances from officers and stockholders                  --                 0         400,954
  Repayment of loans                                       --            (2,500)       (301,213)
                                                   ------------    ------------    ------------

    Net cash provided by financing activities           271,015         977,230       6,353,865
                                                   ------------    ------------    ------------

Net increase (decrease)in cash and cash equivalents      86,312          56,418         142,734

Cash and cash equivalents, Beginning of Period                4          86,316
                                                   ------------    ------------    ------------

Cash and cash equivalents, End of Period           $     86,316    $    142,734    $    142,734
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



                                       F11

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