Form 10KSB/A
period 2003-09-30
EARTHWORKS ENTERTAINMENT INC
filed 2006-01-17
CIK 820789

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

EARTHWORKS ENTERTAINMENT, INC. (FKA ECONTENT, INC.)
(Exact name of registrant as specified in its charter)

DELAWARE	23-2442288
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number

324 Dutura St., West Palm Beach, FL	33314
Address of principal executive offices	Zip Code

(561) 719-9841
Issuer's Telephone Number

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
      NONE
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   / X /     No  /    /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10K.
Yes  / X /    No  /   /

Indicate by check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 5(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes  / X /    No  /   /

Effective December 15, 2003 Company had 48,292,738 shares of common stock, no shares of preferred stock outstanding and approximately 1,000 stockholders of record.

Amendment No. 2

This Amendment No. 2 to the Annual Report is being filed in order to include the audit report of Rosenberg Rich Baker Berman & Company, CPA with respect to the financial statements of Earthworks for the year ended September 30, 2003. In connection with that audit, a number of the accounting policies previously applied by Earthworks were modified. Those modifications have resulted in changes to the financial statements that are reflected in the financial statements and throughout the amended Report.

In addition, Amendment No. 2 identifies the issuer as “Earthworks Entertainment, Inc.,” the name that it adopted in November 2003.

PART I

ITEM 1. BUSINESS.

GENERAL DESCRIPTION OF BUSINESS

Earthworks Entertainment, Inc. (fka eContent, Inc.) is a reporting public company listed on the NASDAQ OTC:BB and currently trades its common stock under the symbol EWKE. The Company is a development stage company and the Company has not yet recorded any revenue since inception, as restated for the termination of its investment in MPI. The Company recorded a net loss of $850,154 for the year ended September 30, 2003 as compared to a loss of $1,578,316 for the year ended September 30, 2002.

The Company's primary business is the creation, co-production, marketing and distribution of high quality, world class children's and family oriented entertainment properties. The properties are marketed in all multi-platform areas of commercial exposition including television, home video, merchandise licensing, electronic and video games and book and music publishing.

The Company also forms Teaming Agreements with outside companies for the co-operative marketing of hit potential entertainment properties. The Company is establishing an artistic & commercial bridge between producers, TV broadcasters, publishing companies and merchandise groups in North America, Europe and Asia. The establishment of such bridge relationships among entertainment entities, who otherwise would not be able to globally expand their world market share in such a near horizon timeframe, will ensure that the Company is privy to substantial first look/first option opportunities on a wide array of world class entertainment properties.

ORGANIZATIONAL BACKGROUND

Earthworks Entertainment, Inc. (fka eContent, Inc.) was incorporated under the laws of Delaware on December 3, 1986.

On June 15, 2003 the Company appointed Peter Keefe as the Company's President. Management considered that Mr. Keefe's network of global contacts, associations and affiliations in the children's and family entertainment and licensing industries would connect the Company with a uniquely broad, and extremely valuable, base of exciting revenue generating marketing opportunities. At that time, the Company began to establish its current platform to launch properties and products in the global television, home video/DVD and merchandise licensing marketplace. The Company began marketing of the Nine Dog Christmas, Nine Dog Night of Fright and Z-Force animated entertainment properties. Effective fiscal 2004, in exchange for the issuance of 10,000,000 restricted shares of the Company's common stock valued at $2,000,000, Mr. Keefe executed an agreement whereby the Company has acquired rights to certain properties which are allocated as follows:

Rights Acquired	Property Name	Percentage Interest	Value Allocation

Profit Participation Ownership	Z-Force	45%

Global Management & Control of TV & Home Video/DVD Sales, Toys and Merchandise Licensing, Distribution, Production and all Related Activities	Z-Force	100%

TOTAL Z-FORCE $ ALLOCATION			$1,700,000

U.S. Television Distribution Rights	Nine Dog	100%

Gross Royalty Revenue from all World Wide Merchandise Licensing Activities	Nine Dog	5%

Gross Royalty Revenue World Wide Home Video/DVD Sales	Nine Dog	2%

Profit Participation Ownership	Nine Dog	3%

TOTAL NINE DOG $ ALLOCATION			300,000

Total			$2,000,000

For accounting purposes these assets have been valued at Mr. Keefe’s cost, which is zero.

With regard to the Nine Dog property rights, the Company, to increase the potential value of its property rights, subsequently relinquished its television sales commission right and its 3% profit participation right in exchange for an increase in its Home Video/DVD royalty rights from 2% to 10% and for an increase in its merchandise licensing rights from 5% to 10%, and to 25% if the Company manages the licensing transaction.

EMPLOYEES AND CONSULTANTS

As of September 30, 2003, the Company had two executive employees. In June and July 2003, the Company executed employment contracts with its President and CEO, and, its Executive Vice President and CFO, respectfully. Also, the Company utilizes consultants from time to time on an as needed basis.

LICENSING RIGHTS

On October 5, 1999, the Company entered into a licensing agreement with an individual and Spartan Sporting Goods and Fashions, Inc. ("Spartan") a privately held New York Corporation for the exclusive master license of certain logos, trademarks and copyrights. The agreement provided that the Company pay 30% of all royalty income received under this agreement to the Licensor, or "Spartan". Additionally, the agreement provided for minimum annual non-refundable license fees for each optional renewal, potentially through 2008. Effective December 31, 2002, the Company opted not to renew the agreement with Spartan. As of September 30, 2003, net of the settlement of $100,000 for 1,200,000 shares of the Company’s common stock, $102,400 remained due to Spartan for unpaid license rights fees. During the year ended September 30, 2004, the Company settled the remaining balance with Spartan.

ITEM 2. PROPERTIES.

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

In September 2003, the Company was advised that a default judgment in the amount of $32,000 (plus accrued interest and legal fees) was recorded against the Company in connection with a note payable executed in 1999. In December 2003, the Company reached a settlement agreement with the note obligor, whereby it issued 200,000 shares of its common stock in exchange for a full release of the judgment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

STOCKHOLDER MATTERS

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(A) MARKET PRICES OF COMMON STOCK

The primary market for our common stock is the Nasdaq OTC Bulletin Board, where it trades under the symbol "EWKE". The Company became publicly traded as "MVPI" on June 28, 1999, when we were called Media Vision Productions, Inc. On October 1, 1999 the Company's name changed to eContent and its symbol became "ETNT". Effective November 24, 2003 the Company changed its name to Earthworks Entertainment, Inc. and its symbol became “EWKE”. The following table sets forth the high and low closing bid prices for the shares for the periods indicated as provided by the NASD's OTCBB System. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

	HIGH BID	LOW BID

FISCAL YEAR ENDED SEPTEMBER 30, 2001
First Quarter	$1.19	$.38
Second Quarter	$1.19	$.41
Third Quarter	$.64	$.21
Fourth Quarter	$.38	$.05

FISCAL YEAR ENDED SEPTEMBER 30, 2002
First Quarter	$.23	$.03
Second Quarter	$.20	$.06
Third Quarter	$.54	$.04
Fourth Quarter	$.30	$.04

FISCAL YEAR ENDED SEPTEMBER 30, 2003
First Quarter	$.07	$.04
Second Quarter	$.09	$.02
Third Quarter	$.09	$.03
Fourth Quarter	$.40	$.04

(B) SHAREHOLDERS

As of December 15, 2003, the Company had 48,292,738 shares of common stock outstanding, no shares of preferred stock outstanding and approximately 1,000 stockholders of record.

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

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2003 VS. YEAR ENDED SEPTEMBER 30, 2002

The Company has not yet recorded any revenue since inception, as restated for the termination of its investment in MPI. The Company recorded a net loss of $850,154 for the year ended September 30, 2003 as compared to a loss of $1,578,316 for the year ended September 30, 2002. This represents a loss per common share of $(.02) for the year ended September 30, 2003 on basic and diluted shares outstanding of 36,848,346 as compared to a loss per common share of $(.07) on basic and diluted shares outstanding of 23,012,791 for the year ended September 30, 2002.

Production expenses were $95,990 for fiscal 2003 compared to $416,526 in fiscal 2002.

General and administrative expenses were $749,085 in fiscal 2003, a decrease from $1,086,997 in fiscal 2002.

Other operating income (expenses) totaled $30,342 in fiscal 2003 as compared to $(44,447) in fiscal 2002 which consisted of:

Settlement income was $110,381 in fiscal 2003. There was no settlement income or expense in fiscal 2002.

Interest expense decreased from $44,447 in 2002 to $34,417 in 2003 primarily as the Company has lower debt because it settled several past obligations and certain convertible bridge notes.

The Company incurred a loss on disposition of assets of $45,622 in fiscal 2003. There was no loss on disposition of assets in fiscal 2002.

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

Earthworks Entertainment, Inc. (fka eContent, Inc.) is a vertically integrated marketing company engaged in the creation, co-production, marketing and distribution of high quality, world class children's and family oriented entertainment properties. The properties are marketed in all multi-platform areas of commercial exposition including television, home video, merchandise licensing, electronic and video games and book and music publishing.

The Company also forms Teaming Agreements with outside companies for the co-operative marketing of hit potential entertainment properties. The Company is establishing an artistic & commercial ‘bridge’ between producers, TV broadcasters, publishing companies and merchandise groups in North America, Europe and Asia. The establishment of such ‘bridge’ relationships among entertainment entities, which otherwise would not be able to globally expand their world market share in such a near horizon timeframe, will ensure that the Company is privy to substantial ‘first look/first option’ opportunities on a wide array of world class entertainment properties.

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

The Company has not yet recorded any revenues. The properties that the Company develops and targets for distribution and licensing are chosen to provide the greatest probability for success across multi-platform market categories. These market sectors include the following:

Television (pay, free, cable & satellite)	School Supplies
Home Video/DVD	Educational Licensing
Merchandise	Music & Book Publishing
Toys & Video Games	Direct Marketing (to Retail chains through catalogues)
Apparel	Internet Applications
Theme Park Licensing	Gifts & Novelties
Fast Food Promotions

The Company has established a platform to launch its properties and products in the global television and merchandise licensing marketplace. The Company is currently marketing the Nine Dog Christmas, Nine Dog Night of Fright and Z-Force animated entertainment properties and is in negotiations to secure other properties that it calculates have a high potential for success. The Company also has valuable and unique relationships with leading production, distribution and licensing groups in the global entertainment market. The Company has built working alliances with several outside production studios and talent pools and the Company has identified several projects it plans to implement on a property by property basis during fiscal 2004 and beyond.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at September 30, 2003 was in a deficit position of $648,015. The Company has funded its operations from the issuance of common stock and loans from officers and certain shareholders. The Company has incurred operating losses totaling $13,226,109 from inception April 1, 1998 through September 30, 2003. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to:

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

The Company believes that it will be able to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2004 and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

(1) The Company presently has ongoing negotiations with a number of financing alternatives, including obtaining working capital from the proceeds of convertible bridge notes and private placements of the Company's equity including its common stock and warrants. The Company also plans to settle prior obligations with equity and extended payment terms. The Company believes that any of the above, or a combination thereof, will be successfully closed and provide the necessary working capital, to maintain the current visibility and development of its show properties, until such time the Company can obtain cash flow from revenues and ultimately attain profitable operations.

(2) Management believes that actions presently being taken to complete the Company's development stage through the successful production, licensing and distribution of children's and family entertainment properties will ultimately generate sufficient revenue to support its operations. However, there can be no assurance that the Company will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans.

INFLATION

The rate of inflation has had little impact on the Company's results of operations and is not expected to have a significant impact on continuing operations.

ITEM 7. FINANCIAL STATEMENTS

(a) (1) The following documents are filed as part of this report:

Consolidated Financial Statements of the Registrant, Earthworks Entertainment, Inc. (fka eContent, Inc.) and Subsidiaries	PAGES

Report of Rosenberg Rich Baker Berman and Company	F-1

Report of Schuhalter, Coughlin & Suozzo, PC	F-2

Consolidated Balance Sheet of Earthworks Entertainment, Inc. (fka eContent, Inc.) and Subsidiaries as of September 30, 2003 (As Restated)	F-3

Consolidated Statements of Operations of Earthworks Entertainment, Inc. (fka eContent, Inc.) and Subsidiaries for the years ended September 30, 2003 (As Restated) and September 30, 2002 and for the period from April 1, 1998 (Inception) through September 30, 2003 (As Restated)
F-4

Consolidated Statements of Changes in Stockholders' Equity (Net Capital Deficiency) of Earthworks Entertainment, Inc. (fka eContent, Inc.) and Subsidiaries for the period from October 1, 1997 (Inception) to September 30, 2003 (As Restated)
F-5

Consolidated Statements of Cash Flows of Earthworks Entertainment,Inc. (fka eContent, Inc.) and Subsidiaries for the years ended September 30, 2003 (As Restated) and September 30, 2002 and for the period from April 1, 1998 (Inception) through September 30, 2003 (As Restated)
F-10

Notes to Consolidated Financial Statements (As Restated)	F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Earthworks Entertainment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Earthworks Entertainment, Inc. and Subsidiaries (formerly eContent, Inc.) (a Delaware Corporation in the development stage) as of September 30, 2003, and the related consolidated statements of operations, stockholders’ equity (net capital deficiency), and cash flows for the year then ended and for the period from April 1, 1998 (Inception) to September 30, 2003. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Earthworks Entertainment, Inc. and Subsidiaries from the period from Inception to September 30, 2002. Such amounts are included in the cumulative from Inception to September 30, 2003 totals of the statements of operations, changes in stockholders’ equity (net capital deficiency) and cash flows. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from Inception to September 30, 2002, included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Earthworks Entertainment, Inc. and Subsidiaries as of September 30, 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and is in a working capital deficit position that raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 12 to the consolidated financial statements, the accompanying consolidated balance sheet as of September 30, 2003 and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for the year then ended have been restated.

Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
January 6, 2006

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

SCHUHALTER, COUGHLIN & SUOZZO, PC
Raritan, New Jersey

February 14, 2003

EARTHWORKS ENTERTAINMENT, INC. (fka eContent, Inc.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2003
(As Restated)

ASSETS
Current Assets:
Cash	$86,316
Total Current Assets	86,316
Total Assets	$86,316

LIABILITIES AND NET CAPITAL DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$261,155
Due to stockholder	570
Settlements payable	236,100
Promissory notes	236,506

Total Current Liabilities	734,331

Net Capital Deficiency:
Common stock, par value $.0015 per share; authorized 100,000,000 shares, 48,292,738 shares issued and outstanding	72,440
Convertible preferred stock, authorized 1,000,000 shares, par value $10.00; no shares issued and outstanding	--
Additional paid in capital	12,695,237
Deferred compensation	(189,583)
Deficit accumulated during development stage	(13,226,109)

Total Net Capital Deficiency	(648,015)

Total Liabilities and Net Capital Deficiency	$86,316

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. (fka eContent, Inc.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(As Restated)

	For The Years Ended September 30,		From April 1, 1998 (Inception) To September 30
	2002	2003	2003
		(As Restated)	(As Restated)
Net Revenues	$--	$--	$--

Direct Costs and Expenses: Development, production and distribution	416,526	95,990	2,353,396

General and administrative	1,086,997	749,085	10,041,561

Depreciation and amortization	30,346	35,421	132,923

Total Costs and Expenses	1,533,869	880,496	12,527,880

Loss from operations before other expenses and provisions for income taxes	(1,533,869)	(880,496)	(12,527,880)

Other Operating Income (Expense):
Interest income	-	-	1,666
Settlement income	-	110,381	1,345,490
Interest expense	(44,447)	(34,417)	(110,636)
Equity in earnings of unconsolidated Subsidiary			96,774

Loss from termination of interest in unconsolidated subsidiary	-	-	(1,985,901)
Loss on disposal of assets	-	(45,622)	(45,622)

Total Other Operating Income (Expense)	(44,447)	30,342	(698,229)
Operating (Loss) before income taxes	(1,578,316)	(850,154)	(13,226,109)

Provision for income taxes	-	-	-

Net (Loss)	$(1,578,316)	$(850,154)	$(13,226,109)

Loss per common share, basic and diluted	$(0.07)	$(0.02)

Weighted average common shares outstanding basic and diluted	23,012,791	36,848,346

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. (FKA ECONTENT, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(NET CAPITAL DEFICIENCY)
FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2003
(As Restated)

	Common Stock		Deferred	Additional Paid In	Retained Earnings (Accumulated	Stockholders’ Equity (Net Capital
	Shares	Amount	Compensation	Capital	Deficit)	Deficency)

Balance, October 1, 1997	398,045	$318,436	--	$(318,436)	$(86,099)	$(86,099)
Change of par value from $.80 to $.08	--	(286,592)	--	286,592	--	--
Retroactive effect of recapitalization on January 4, 1999 including the elimination of prior retained deficit	4,000,000	320,000	--	(320,000)	86,099	86,099

Balance as restated for recapitalization effective April 1, 1998	4,398,045	351,844	--	$(351,844)	--	--
Issuance of common stock, in private placement, net of offering costs of $14,011	255,000	20,400	--	220,589	--	240,989
Correction of predecessor shares canceled in reverse split and cancellation of indebtedness	(2,836)	(227)	--	227	--	--
Net loss for the period from April 1, 1998 (date of inception) to September 30, 1998	--	--	--	--	(141,759)	(141,759)

Balance, September 30, 1998,as restated	4,650,209	372,017	--	(131,028)	(141,759)	99,230
Issuance of common stock in connection with the extension of note payable	500,000	40,000	--	(15,000)	--	25,000
Issuance of common stock in private placements, net of offering costs of $62,472	912,500	73,000	--	776,028	--	849,028
Issuance of common stock in consideration for cancellation of note payable plus accrued interest	500,000	40,000	--	227,500	--	267,500
Issuance of common stock to employees for services	3,400,000	272,000	--	2,754,000	--	3,026,000
Issuance of stock options to employees	--	--	(88,333)	106,000	--	17,667
Net loss for the year ended September 30, 1999	--	--	--	--	(3,942,234)	(3,942,234)

Balance at September 30, 1999	9,962,709	$797,017	$(88,333)	$3,717,500	$(4,083,993)	$342,191

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. (FKA ECONTENT, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2003
(As Restated)

	Common Stock		Deferred	Additional Paid In	Retained Earnings (Accumulated	Stockholders’ Equity (Net Capital
	Shares	Amount	Compensation	Capital	Deficit)	Deficency)

Balance at October 1, 1999	9,962,709	$797,017	$(88,333)	$3,717,500	$(4,083,993)	$342,191
Shares issued in consideration for cancellation of officer loans	805,424	64,434	--	740,990	--	805,424
Issuance of shares in connection with investment in MPI subsidiary	1,350,000	108,000	--	4,042,000	--	4,150,000
Issuance of stock options to employee of subsidiary	--	--	--	368,750	--	368,750
Exercise of stock options	500,000	40,000	--	60,000	--	100,000
Issuance of common stock for services	1,135,000	90,800	--	1,801,952	--	1,892,752
Issuance of shares in private placement, together with warrants, net of cash offering costs of $184,975	3,437,181	274,974	--	1,811,706	--	2,086,680
Shared issued for cash and guarantee of acquisition note	400,000	32,000	--	118,000	--	150,000
Amortization of deferred compensation	--	--	35,333	--	--	35,333
Net Loss for the year ended September 30, 2000	--	--	--	--	(3,595,192)	(3,595,192)

Balance, September 30, 2000	17,590,314	$1,407,225	$(53,000)	$12,660,898	$(7,679,185)	$6,335,938

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. (FKA ECONTENT, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2003
(As Restated)

	Common Stock		Deferred	Additional Paid In	Retained Earnings (Accumulated	Stockholders’ Equity (Net Capital
	Shares	Amount	Compensation	Capital	Deficit)	Deficency)

Balance, September 30, 2000	17,590,314	$1,407,225	$(53,000)	$12,660,898	$(7,679,185)	$6,335,938

Issuance of shares in private placement, together with warrants, net of cash offering costs of $130,018	1,469,575	117,566	--	352,416	--	469,982
Exercise of warrants and issuance of reparative shares, net of cash offering costs of $99,718	2,454,975	196,398	--	834,964	--	1,031,362
Issuance of shares in private placement	100,000	8,000	--	32,000	--	40,000
Issuance of common stock for production rights	100,000	8,000	--	104,500	--	112,500
Amortization of deferred compensation	--	--	25,999	--	--	25,999
Return of shares pursuant to settlement agreement with certain management	(1,675,688)	(134,055)	--	(1,273,489)	--	(1,407,544)
Cancellation of options pursuant to settlement agreement with certain management	--	--	27,001	(27,001)	--	--
Return of shares in connection with termination of stock purchase agreement, effective July 30, 2001	(1,350,000)	(108,000)	--	(4,042,000)	--	(4,150,000)
Issuance of shares in settlement	91,833	7,347	--	6,428	--	13,775
Issuance of shares to directors to cancel debt and accrue compensation	1,442,563	115,405	--	--	--	115,405
Issuance of common stock for services	1,970,000	157,600	--	336,030	--	493,630
Net loss for the year ended September 30, 2001	--	--	--	--	(3,118,454)	(3,118,454)

Balance, September 30, 2001	22,193,572	$1,775,486	$--	$8,984,746	$(10,797,639)	$(37,407)

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. (FKA ECONTENT, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2003
(As Restated)

	Common Stock		Deferred	Additional Paid In	Retained Earnings (Accumulated	Stockholders’ Equity (Net Capital
	Shares	Amount	Compensation	Capital	Deficit)	Deficency)

Balance, September 30, 2001	22,193,572	$1,775,486	$--	$8,984,746	$(10,797,639)	$(37,407)

Issuance of Warrants in Production Contract	--	--	--	235,200	--	235,200

Issuance of Shares in settlement	400,000	32,000	--	67,000	--	99,000

Issuance of Shares in settlement note	100,000	8,000	--	12,000	--	20,000

Issuance of Shares for compensation	2,050,000	164,000	--	122,000	--	286,000

Issuance of Shares for services	1,245,000	99,600	--	374,250	--	473,850

Net loss for the year ended September 30, 2002	--	--	--	--	(1,578,316)	(1,578,316)

Balance, September 30, 2002	25,988,572	$2,079,086	$--	$9,795,196	$(12,375,955)	$(501,673)

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. (FKA ECONTENT, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2003
(As Restated)

	Common Stock		Deferred	Additional Paid In	Retained Earnings (Accumulated	Stockholders’ Equity (Net Capital
	Shares	Amount	Compensation	Capital	Deficit)	Deficency)

Balance, September 30, 2002	25,988,572	$2,079,086	$--	$9,795,196	$(12,375,955)	$(501,673)

Adjustment to reflect amended par value as revised from from $.08 to $.0015	--	(2,040,103)	--	$2,040,103	--	--

Balance, October 1, 2002	25,988,572	$38,983	$--	$11,835,299	$(12,375,955)	$(501,673)

Issuance of shares to cancel production contract and retire warrants	125,000	188	--	36,062	--	36,250

Issuance of shares to convert bridge notes	458,333	687	--	18,813	--	19,500

Issuance of shares to cancel unpaid compensation and professional fees	10,675,000	16,013	--	215,887	--	231,900

Issuance of shares for reparations	750,000	1,125	--	13,875	--	15,000

Issuance of shares to settle license fees	1,200,000	1,800	--	22,200	--	24,000

Issuance of shares @ $.03 per share in private placements	1,433,333	2,150	--	42,850	--	45,000

Issuance of shares @ $.08 per share in private placements	625,000	938	--	49,062	--	50,000

Issuance of shares @ $.10 per share in private placements, net of cash offering costs of $46,006	1,637,500	2,456	--	115,289	--	117,745

Issuance of shares to settle $50,000 loan and collateral in connection with cancelled merger agreement	2,400,000	3,600	--	140,400	--	144,000

Issuance of shares for employment agreement with President	3,000,000	4,500	(210,000)	205,500	--	--

Amortization of deferred compensation	--	--	20,417	--	--	20,417

Net loss for the year ended September 30, 2003	--	--	--	--	(850,154)	(850,154)

Balance, September 30, 2003 (As Restated)	48,292,738	$72,440	$(189,583)	$12,695,237	$(13,226,109)	$(648,015)

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. (FKA ECONTENT, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
(As Restated)

	For The Years Ended September 30,		From April 1, 1998 (Inception) To September 30,
	2002	2003	2003
		(As Restated)	(As Restated)
Cash flows from operating activities:
Net Loss	$(1,578,316)	$(850,154)	$(13,226,109)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	30,346	35,421	132,922
Interest expense paid with equity	--	--	17,500
Loan fees	--	--	25,000
Loss on abandonment of equipment	--	45,622	45,622
Stock based compensation and expenses paid by stock	985,700	327,567	8,098,401
Equity in earnings of unconsolidated subsidiary	--	--	(96,774)
Settlement income relating to stock	--	(110,381)	(1,504,150)
Loss on termination of interest in unconsolidated subsidiary	--	--	1,985,909
Changes in assets and liabilities:
Deferred charges and other current assets	131,283	413,597	523,667
Other liabilities	230,704	91,202	417,013
Accounts payable and accrued expenses	44,629	(79,307)	691,922
Cash overdraft	--	--	2,387

Net cash used in operating activities	(155,654)	(126,433)	(2,886,690)

Cash flows from investing activities:
Investment in intangible assets	--	--	(90,481)
Investment in property and equipment	--	--	(67,378)
Advance on production rights	--	--	(337,500)
Investment in MPI	--	--	(1,850,000)

Net cash used in investing activities	--	--	(2,345,359)

Cash flows from financing activities:
Net proceeds from issuance of common stock	146,500	212,745	4,625,911
Proceeds from loans	--	--	590,213
Advances from officers and stockholders	--	--	400,954
Repayment of loans	--	--	(298,713)

Net cash provided by financing activities	146,500	212,745	5,318,365

Net increase (decrease) in cash and cash equivalents	(9,154)	86,312	86,316

Cash and cash equivalents, Beginning of Period	9,158	4	--

Cash and cash equivalents, End of Period	$4	$86,316	$86,316

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. (FKA ECONTENT, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
(As Restated)

SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

During the fiscal year ended September 30, 2003, the Company had the following non-cash investing and financing activities:

Issuance of 458,333 shares of common stock for repayment of loan and accrued interest and the conversion of Bridge Notes and accrued interest	$19,500

Issuance of 2,400,000 shares of common stock to settle $50,000 loan and collateral, in connection with cancelled merger agreement	$144,000

Issuance of 3,000,000 shares of common stock for deferred compensation	$210,000

During the fiscal year ended September 30, 2002, the Company had the following non-cash investing and financing activities:

Issuance of 1,400,000 warrants for production rights	$235,200

Issuance of 100,000 shares of common stock for repayment of loan and accrued interest and the conversion of Bridge Notes and accrued interest	$21,500

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. (FKA ECONTENT, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(As Restated)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

The primary business of Earthworks Entertainment, Inc. (fka eContent, Inc.) and Subsidiaries (Earthworks or the Company) is the creation, co-production, marketing and distribution of high quality, world class children’s and family oriented entertainment properties. The properties are marketed in all multi-platform areas of commercial exposition ranging from Television to Home Video to Merchandise Licensing to Electronic & Video Games to Book and Music Publishing.

Earthworks was originally incorporated under the laws of the State of Delaware on December 3, 1986.

NOTE 2-GOING CONCERN

The Company's working capital at September 30, 2003 was a deficit of $648,015. The Company has funded its operations from the issuance of common stock and loans from officers and certain shareholders, and through the issuance of convertible bridge notes. The Company has incurred operating losses totaling $13,226,109 from inception April 1, 1998 through September 30, 2003. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to:

(1)	satisfy its current obligations,
(2)	continue its development of properties and projects, and
(3)	successfully implement its plans to market the properties and projects.

The Company believes that it will be able to complete the necessary steps to meet its cash flow requirements and continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

(1) The Company presently has ongoing negotiations with a number of financing alternatives, including obtaining working capital from the proceeds of convertible bridge notes and private placements of the Company’s equity including its common stock and warrants. The Company also plans to settle prior obligations with equity and extended payment terms. The Company believes that any of the above, or a combination thereof, will be successfully closed in an orderly fashion and provide the necessary working capital, to maintain the current visibility and development of its show properties, until such time the Company can obtain cash flow from revenues and ultimately attain profitable operations.

(2) In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company:

EARTHWORKS ENTERTAINMENT, INC. (FKA ECONTENT, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(As Restated)

NOTE 2 - GOING CONCERN (Continued)

(A) On June 15, 2003, the Company appointed Peter Keefe as the Company's President. Management believes Mr. Keefe's network of global contacts, associations and affiliations in the children's and family entertainment and licensing industries will connect the Company with a uniquely broad, and extremely valuable, base of exciting revenue generating marketing opportunities.

(B) The Company has established a platform to launch its properties and products in the global television and merchandise licensing marketplace. The Company is currently marketing the Nine Dog Christmas, Nine Dog Night of Fright and Z-Force animated entertainment properties and is in negotiations to secure further, future properties that it calculates have a high potential for success. The Company also has valuable and unique relationships with leading production, distribution and licensing groups in the global entertainment market. The Company has built working alliances with several outside production studios and talent pools and the Company has identified several projects it plans to implement on a property by property basis.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated balance sheet as of September 30, 2003 includes the accounts of the Company and its wholly owned subsidiaries, Media Vision Properties Inc., which commenced operations on April 1, 1998 and National Licensing Corporation, which commenced operations on September 5, 2000. All significant intercompany accounts and transactions have been eliminated.

RECLASSIFICATIONS
Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

CASH AND CASH EQUIVALENTS
For purposes of the statements of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost less accumulated depreciation. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. Depreciation of fixed assets is provided on the straight-line method over estimated useful lives of five to seven years. The cost of assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in income for the period.

EARTHWORKS ENTERTAINMENT, INC. (FKA ECONTENT, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(As Restated)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES
The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. Because of the uncertainty regarding the Company's future profitability, the future tax benefits of its losses have been fully reserved. Therefore, no benefit for the net operating loss has been recorded in the accompanying consolidated financial statements.

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

Net loss per diluted share for the years ended September 30, 2003 and 2002 exclude the following common stock equivalents because their effect is anti-dilutive:

	2003	2002
Stock Options	550,000	250,000
Stock Warrants	4,153,772	4,153,772
Total	4,703,772	4,403,772

STOCK-BASED COMPENSATION
The Company uses the intrinsic method of accounting for its stock option plan.

VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts reported in the consolidated balance sheets for cash, accounts payable and accrued expenses approximate their fair values due to the short term maturities of these financial instruments. The fair value of the Company’s debt obligations approximates its carrying value.

EARTHWORKS ENTERTAINMENT, INC. (FKA ECONTENT, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(As Restated)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

DEFERRED COSTS
Deferred costs relating to production agreements are charged to operations over the effective period of each agreement. Deferred costs anticipated to be charged to operations during the next year are classified as current assets. As of September 30, 2003 the Company had no deferred costs.

REVENUE RECOGNITION
The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed and determinable and collectibility is reasonable assured. The Company reduces revenue for estimated customer returns and other allowances. The Company has not recognized revenue for the fiscal years ended 2003 or 2002.

NOTE 4 - STOCKHOLDERS' EQUITY

STOCKHOLDER TRANSACTIONS
During fiscal 2003 the Company had three private equity placements: Issuance of 1,433,333 shares @ $.03 per share; issuance of 625,000 shares @ $.08 per share; and issuance of 1,637,500 shares @ $.10 per share. Offering costs were $46,006.

On September 30, 2003, the Company executed an agreement to terminate its preliminary production agreement with MPI. As part of the agreement, the Company issued 125,000 shares of its common stock to MPI and cancelled 1,400,000 warrants issued to MPI’s President, Robert Marty, as part of the initial production agreement. Additionally, both parties agreed to cancel outstanding notes due to and from Earthworks, and again provide certain releases.

During fiscal 2003, the Company issued 458,333 shares of its common stock through the conversion of bridge notes.

During the fiscal year ended September 30, 2003, the Company issued 3,000,000 shares of common stock to its new president in connection with a three year employment agreement valued at $210,000. The value is being amortized over the term of the agreement and the unamortized portion is reflected as a reduction to stockholders’ equity. During fiscal 2003, $20,417 was charged to expense and the balance in stockholders’ equity as of September 30, 2003 was $189,583.

During the fiscal year ended September 30, 2003, the Company issued 2,400,000 shares of common stock to settle a $50,000 loan and collateral in connection with cancelled merger agreement. The Company also issued 1,200,000 shares to settle license fees and 750,000 shares in payment of reparations.

During fiscal 2003, the Company issued 10,675,000 share of common stock in payment of compensation and professional fees. The value of the stock of $231,900 has been expensed as there was no future value associated with the payment.

EARTHWORKS ENTERTAINMENT, INC. (FKA ECONTENT, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(As Restated)

NOTE 4 - STOCKHOLDERS' EQUITY (Continued)

STOCK OPTIONS
In connection with the employment agreements discussed in Note 7, the Company issued stock options to its officers which vest over three years and generally expire in five years.

A summary of the stock option activity for the two years ended September 30, 2003, all of which were nonqualified stock options, is set forth below:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding at October 1, 2001	250,000	$.25
Granted	--	--
Exercised	--	--
Canceled	--	--

Outstanding at October 1, 2002	250,000.25
Granted	700,000.25
Exercised	--	--
Canceled	--	--

Outstanding at September 30, 2003	950,000	$.25

Exercisable at September 30, 2003	550,000	$.25

The per share weighted average remaining life of the options outstanding at September 30, 2003 is 2.75 years.

Financial Accounting Statement No. 123 (SFAS 123), Accounting for Stock based Compensation, encourages, but does not require companies to record compensation cost for stock based employee compensation plans at fair value. The Company has chosen to continue to account for stock based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the “disclosure only” alternative described is SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

EARTHWORKS ENTERTAINMENT, INC. (FKA ECONTENT, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(As Restated)

NOTE 4 - STOCKHOLDERS' EQUITY (Continued)

STOCK OPTIONS (Continued)
For pro forma purposes, the weighted average fair value of options granted in 2003 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 217%, risk-free interest rate of 1.4% and expected option life of three years. The per share weighted-average fair value of stock options granted during fiscal 2003 was $.04. Had compensation expense for stock options granted under the Plan been determined based on fair value at the grant dates, the Company’s net loss for 2003 and 2002 would have been increased to the pro forma amounts shown below.

	September 30,	September 30,
	2003	2002
	(As Restated)
Net Loss:
As reported	$(850,154)	$(1,578,316)
Proforma	$(853,148)	$(1,578,316)

Loss Per Share:
As reported	$(.02)	$(.07)
Proforma	$(.02)	$(.07)

WARRANTS
A summary of the warrant activity for the two years ended September 30, 2003 is set forth below:

	Number Of Warrants	Weighted Average Exercise Price
Outstanding at October 1, 2001	--	--
Granted	4,153,772	$1.26
Exercised	--	--
Canceled	--	--
Outstanding at October 1, 2002	4,153,772	1.26
Granted	--	--
Exercised	--	--
Canceled	--	--
Outstanding at September 30, 2003	4,153,772	$1.26

PREFERRED STOCK
The certificate of incorporation of the Company authorizes its Board of Directors to issue for value 1,000,000 shares of preferred stock, $10 par value. Preferred stock may be issued in series with such designations, relative rights, preferences and limitations as may be fixed from time to time by the Board of Directors of the Company. As of September 30, 2003 the Company had no preferred stock outstanding.

EARTHWORKS ENTERTAINMENT, INC. (FKA ECONTENT, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(As Restated)

NOTE 5 - TRANSACTIONS WITH RELATED PARTIES

In June 2003, the Company issued 400,000 shares of its common stock to its former president and 1,400,000 shares of its common stock to an officer in connection with shares pledged as collateral for a $50,000 loan issued to the Company. The value of the common stock was $108,000.

During fiscal 2003, the Company issued 6,800,000 shares of common stock, valued at $152,000, to two of its executive officers in lieu of compensation.

Effective April 26, 2004, in exchange for the issuance of 10,000,000 restricted shares of the Company's common stock with a fair market value of $2,000,000, Mr. Keefe executed an agreement whereby the Company has acquired rights to certain properties. For accounting purposes these assets have been valued at Mr. Keefe’s cost, which is zero.

On June 15, 2003, the Company entered into an employment agreement with its president and chief executive officer. The general terms of the agreement provides for a grant of 3,000,000 shares of common stock upon execution of the agreement; a base salary of $185,000 per year with annual increases of 10% through 2006 and a grant of 400,000 options at $.25 per share. The value of the common stock grant of $210,000 has been reflected in the balance sheet as deferred compensation, net of amortization of $20,417 for the fiscal year ended September 30, 2003. At the signing of the agreement, 200,000 of the options vested immediately and the remainder vest at 100,000 options per year through fiscal 2005.

On July 1, 2003, the Company entered into an employment agreement with its executive vice president and chief operating/financial officer. The general terms of the agreement provides for a base salary of $165,000 per year with annual increases of 10% through 2006 and a grant of 300,000 options at $.25 per share. At the signing of the agreement, 100,000 of the options vested immediately and the remainder vest at 100,000 options per year through fiscal 2005.

NOTE 6 - LEASES

The company presently leases its temporary offices on a month to month basis.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On October 5, 1999, the Company entered into a licensing agreement with an individual and Spartan Sporting Goods and Fashions, Inc. ("Spartan"), a privately held New York Corporation, for the exclusive master license of certain logos, trademarks and copyrights. The agreement provided that the Company pay 30% of all royalty income received under this agreement to Spartan. Additionally, the agreement provided for minimum annual non-refundable license fees for each optional renewal, potentially through 2008. Effective December 31, 2002, the Company decided not to renew the agreement with Spartan. As of September 30, 2003, net of the settlement of $100,000 for 1,200,000 shares of the Company’s common stock, $102,400 remained due to Spartan for unpaid license fees. Subsequent to year-end, the Company settled the remaining balance with Spartan.

EARTHWORKS ENTERTAINMENT, INC. (FKA ECONTENT, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(As Restated)

NOTE 8 - INCOME TAXES

Provision for income taxes consists of the following:

September 30,
	2003	2002
(As Restated)
Currently payable
Federal	$--	$--
State	--	--
	$--	$--

The components of the Company’s deferred tax asset is as follows:

Federal and State Net Operating

Losses	$13,000,000
Less: Valuation Allowance	(13,000,000)
$--

Net Deferred Tax Asset	$--

Due to the uncertainty of profitable operations, and the restrictions and limitations on the usage of the Company’s net operating losses, a valuation allowance for the full amount of the deferred tax asset has been recorded. At September 30, 2003, the valuation allowance increased $890,000 over the preceding period.

A reconciliation of the federal statutory tax amount to the Company’s actual tax amount for the years ended September 30, 2003 and 2002 is as follows:

	September 30,
	2003		2002
	(As Restated)
Statutory Benefit	40%		40%
Loss for Which No Benefit
Was Received	(40%	)	(40%	)

Effective Rate	--		--

NOTE 9 - BRIDGE LOANS PAYABLE

Bridge loans represent amounts loaned to the Company in anticipation of the Company obtaining alternative financing. Subsequent to year-end, the bridge loans were converted to 1,050,000 shares of the Company’s common stock.

During the fiscal year ended September 30, 2003, the Company converted notes payable and accrued interest to 458,333 shares of common stock.

EARTHWORKS ENTERTAINMENT, INC. (FKA ECONTENT, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(As Restated)

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment.” SFAS 123R requires entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative to use the intrinsic value method of accounting previously available under Accounting Principles Board (APB) Opinion No. 25. The statement is effective as of the first interim or annual period beginning after December 15, 2005, with early implementation permitted. A cumulative effect of a change in accounting principle is recorded for the effect of initially applying the statement.

The Company will implement SFAS 123R in the second quarter of 2006 using the modified prospective method. This method requires us to record compensation expense for all awards we grant after the time of adoption and to recognize the unvested portion of previously granted awards that remain outstanding at the time of adoption as the requisite service is rendered. The compensation cost will be based on the grant date fair value of the equity award. As of the issuance of these financial statements, the Company has not determined the impact of the adoption of SFAS 123R.

NOTE 11 - SUBSEQUENT EVENTS

STOCKHOLDERS’ MEETING
The Company issued a proxy and held a Special Meeting of Stockholders on November 24, 2003. The matters considered at this meeting were to: 1)increase the number of the Company’s Authorized Common Stock from 50,000,000 to 100,000,000, 2)change the Company’s Common Stock Par Value from $.08 to $.0015, and 3)change the Company name to Earthworks Entertainment, Inc. All of these matters were approved by the shareholders.

NOTES PAYABLE
During fiscal 2004, the Company issued 1,050,000 shares of common stock to settle bridge notes valued at $217,500.

In May 2004, the Company issued $800,000 in convertible subordinated promissory notes, due one year from the date of the notes. The notes are convertible into shares of the Company’s common stock at $.08 per share. The notes bear interest at 10% per annum and the note holders received 2,666,667 warrants to purchase one share of the Company’s common stock at $.15 per share.

In December 2004, the Company issued a $50,000 convertible subordinated promissory note, due one year from the date of the note. The note is convertible into shares of the Company’s common stock at $.08 per share. The note bears interest at 10% per annum and the note holder received 166,667 warrants to purchase one share of the Company’s common stock at $.15 per share. The note is currently in default. As of September 30, 2005 $15,773 of this note remains unpaid.

In May 2005, the convertible subordinated promissory notes totaling $850,000 were amended to extend the maturity date to May 12, 2006. In conjunction with the amendment, unpaid interest totaling $86,165 was converted to promissory notes with interest at 10% per annum, due May 12, 2006. In conjunction with this amendment, the note holders received 2,666,667 warrants to purchase one share of the Company’s common stock at $.15 per share.

EARTHWORKS ENTERTAINMENT, INC. (FKA ECONTENT, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(As Restated)

NOTE 11 - SUBSEQUENT EVENTS (Continued)

NOTES PAYABLE (Continued)
In September 2005, the Company issued $300,000 of convertible subordinated promissory notes, due one year from the date of the notes. The notes are convertible into shares of the Company’s common stock at $.08 per share. These notes bear interest at 10% per annum and the notes holders received 180,000 warrants to purchase one share of the Company’s common stock at $.01 per share.

In December 2005, the Company issued a $100,000 convertible subordinated promissory note, due one year from the date of the note. The note is convertible into shares of the Company’s common stock at $.075 per share. The note bears interest at 8% per annum and the note holder received 270,000 warrants to purchase one share of the Company’s common stock at $.15 per share.

INVESTMENT IN Z-FORCE ENTERPRISES, LLC
In November 2004, the Company formed a subsidiary, Z-Force Enterprises, Inc. (Z-Force) which is designed to hold those assets pertaining to the Z-force properties.

In January 2005, the Company’s majority owned subsidiary, Z-Force Enterprises, LLC, received approximately $2.25 million, net of transaction costs, to provide funding for the production of the initial episodes of its Z-Force animated children’s television series. Z-Force Enterprises, LLC holds the Company’s controlling interest in the Z-Force project.

As a result of the aforementioned funding, the Company’s profit participation in the project decreased from 45% to 40%, when taking into account profit participation with Z-Force Enterprises, LLC minority members of approximately 26% and other co-participants. The Company’s interest in the licensing rights representation and management remains at 100%.

In connection with the investments made by the minority members to Z-Force Enterprises, LLC, the Company issued warrants to the minority members and a finder who facilitated the transaction. The warrants give the holders the right to purchase 3,001,327 shares of the Company’s common stock at an exercise price of $.15 per share and expire in December 2007.

At September 30, 2005, the Company recorded minority interest in consolidated subsidiary of $552,676, representing the minority member’s interest in the Company’s majority owned subsidiary Z-Force Enterprises, LLC.

CONSULTING AGREEMENTS
On April 15, 2005, the Company entered into a consulting agreement with an independent contractor. The general terms of the agreement provides for a base fee of $2,500 per month for six months and a grant of 300,000 common stock warrants at $.15 per share. The agreement may be terminated by either party with a thirty day written notice.

On June 1, 2005, the Company entered into a consulting agreement with an independent contractor. The general terms of the agreement provide for a base fee of $15,000 per month for twenty-four months and a grant of 2,000,000 common stock warrants at $.20 per share, 500,000 warrants vesting immediately and 500,000 warrants vesting every six months thereafter through 2006. The agreement may be terminated by either party with a thirty day written notice.

EARTHWORKS ENTERTAINMENT, INC. (FKA ECONTENT, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(As Restated)

NOTE 11 - SUBSEQUENT EVENTS (Continued)

CONSULTING AGREEMENTS (Continued)
On June 16, 2005, the Company entered into a consulting agreement with an independent contractor. The general terms of the agreement provide for a base fee of $3,000 per month for the next six months, a grant of 100,000 shares of restricted common stock upon execution of the agreement and a grant of 400,000 fully vested common stock warrants at $.10 per share.

On June 16, 2005, the Company entered into a verbal consulting agreement with an independent contractor. The general terms of the agreement provide for a base fee of $4,000 per month on a month-to-month basis.

On July 8, 2005, the Company entered into a consulting agreement with an independent contractor. The general terms of the agreement provide for services for six months, in exchange for a grant of 500,000 fully vested common stock warrants at $.25 per share.

SETTLEMENTS
In December 2003, the Company reached a settlement with its former president to settle approximately $71,000 of unpaid expenses and compensation for 400,000 shares of common stock with a fair market value of $80,000.

In December 2003, the Company reached an agreement with two officers to settle $108,000 of unpaid expenses and compensation through the issuance of 500,000 shares of common stock with a fair market value of $120,000.

On May 25, 2005, the Company entered into a settlement agreement with a former officer of the Company whereby the Company assigned 1,000,000 shares of the Company’s common stock to the former officer to settle all disputes and differences with the former officer. The Company and the former officer have executed a definitive settlement agreement; no further issues remain outstanding.

NOTE 12 - RESTATEMENT OF SEPTEMBER 30, 2003 FINANCIAL STATEMENTS

The Company restated its financial statements for the fiscal year ended September 30, 2003. The restated financial results reflect the following errors:

Property and equipment no longer in use was removed from the accounting records.

The Company has reserved for settlement losses and impairment losses. It was determined that the Company had reserved more than was necessary.

The effect of the restatement on the Company’s financial reports is shown in the following table:

	Year Ended September 30, 2003
	As Reported	As Restated

Net Revenues	$-	$-
Accumulated Deficit	$(13,701,406)	$(13,226,109)
Net Loss	$(1,325,451)	$(850,154)
Loss Per Share	$(.04)	$(.02)
Total Assets	$148,192	$86,316

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

Our present executive officers and directors are:

NAME	AGE	POSITION HELD

Peter Keefe	51	President/CEO

William H. Campbell	58	Executive Vice President/CFO

Gary A. Goodell	52	Director (Through October 19, 2004)

Current Directors

Peter Keefe, President, Chief Executive Officer and Director, is a highly regarded world-renowned creator, producer and marketer of superlative television series and highly successful merchandise licensing properties. In the past eighteen years he has created, produced and sold over 600 half hours of award winning children’s and family entertainment programming; TV shows watched by hundreds of millions of viewers, generating hundreds of millions of dollars in commercial business. Some of his ‘hit’ performance properties in the global entertainment market include Voltron, Denver the Last Dinosaur, Widget, Mr. Bogus and Twinkle.

William H. Campbell, Executive President, Chief Financial Officer and Director, was not only one of the original founders of Earthworks Entertainment, Inc., but also of National Media, which became the largest purchaser of cable television time in the United States. He has 15 years experience in investor and corporate relations. Through the years Mr. Campbell established contacts with the financial press, radio, television and print which included television interviews with CNN, FNN and many local stations. He has also been interviewed and quoted in many major business and financial publications.

Gary Goodell, served as our Vice President-Marketing from January 1999 through September 2000. Mr. Goodell served as a Director from January 1999 through October 2004. Mr. Goodell has 25 years experience in radio, TV and recording industry. Prior to joining the Company, since 1994 he was contracted with a major market television station to produce and syndicate programming to over 300 stations. He has owned and operated radio stations. In the record industry he has marketed and promoted top acts for CBS, Warner Brothers, EMI, RCA and Capital.

Former Directors

On June 13, 2003 Daniel Cannon was terminated as President/CEO.

On June 15, 2003 Peter Keefe was appointed President/CEO.

On June 26, 2003 Daniel Cannon resigned as a Director.

ITEM 10. EXECUTIVE COMPENSATION.

NAME OF INDIVIDUAL OR NUMBER OF PERSONS IN GROUP	CAPACITIES IN WHICH SERVED	F.Y. 2003 SALARIES, FEES, DIRECTOR'S FEES, COMMISSION AND BONUSES		F.Y. 2003 SECURITIES AND PROPERTY INSURANCE BENEFITS OR REPAYMENT OF PERSONAL BENEFITS

Peter Keefe (1)	President CEO, Director, President	$115,706	(2)	400,000	options	(5)

William H. Campbell (1)	Executive Vice President, CFO Director	$120,250	(3)	300,000	options	(5)

Gary A. Goodell (1)	Director	$86,510	(4)	--

		$471,216		0

(1)	Denotes Director.

(2)	Includes $61,250 signing bonus paid by the issuance of 3,000,000 shares of the Company's common stock.

(3)	Includes $76,000 in consulting/management fees paid by the issuance of 3,400,000 shares of the company's common stock.

(4)	Includes $76,000 in consulting/management fees paid by the issuance of 3,400,000 shares of the company's common stock.

(5)
Pursuant to new employment agreements, grants of 400,000 and 300,000 options to purchase the Company’s common stock, of which 200,000 and 100,000, respectively, vest immediately and the remainder vest 100,000 shares per year through 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

MANAGEMENT

The following table sets forth the number of Common Shares of the Company owned by record, or to the knowledge of the Company, beneficially, by each Officer or Director of the Company and by each person owning five percent or more of the Company's outstanding shares, as of December 15, 2003, based on total shares of 48,592,738 which includes 48,292,738 shares outstanding and 300,000 vested options to purchase share of common stock.

NAME AND ADDRESS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENTAGE OF CLASS OWNED

Peter Keefe (1)(2)	3,200,000	6.59%
William Campbell (3)	6,000,000	12.35%
Gary Goodell	4,600,000	9.47%

All officers and directors as a group beneficially own 13,800,000 or 28.41% of the outstanding shares of the Company.

(1)	Includes 200,000 options vested as of September 30, 2003.
(2)	Does not include up to 10,000,000 shares subject to agreement approved on December 31, 2003.
(3)	Includes 100,000 options vested as of September 30, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Effective June 30, 2003, in connection with the termination of the merger agreement. the Company issued 2,400,000 shares of its common stock to certain shareholders who pledged certain shares as collateral for a loan of $50,000. This resulted in a reparative loss on settlement of $92,000 which was recorded in the period ended June 30, 2003

In September 2003, the Company issued 125,000 shares valued at $36,250 to Robert Marty, the president of MPI, in connection with an agreement to cancel 1,400,000 warrants and to cancel a production agreement executed in June 2002. Additionally, as part of this agreement, both parties agreed to settle the outstanding notes due to and from Earthworks.

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

On December 31, 2003, the Company’s Board of Directors approved an agreement with Peter Keefe. The agreement provides for the issuance of 10,000,000 restricted shares of the Company’s common stock (or an equivalent value of both common stock and warrants to purchase shares of common stock-based upon the Company’s share price as of December 1, 2003; $.20; or a total value of approximately $2,000,000, the Company will acquire rights to certain properties.

PART IV

ITEM 13. EXHIBITS.

(a) (1) The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit Number Reference	Description

2a*	2nd Amended Plan of Reorganization

2b*	Agreement and Plan of Merger between Media Vision Production,
Inc and Media Vision Properties, Inc.

3a*	Articles of Incorporation, as amended

3b*	By-laws, as amended

4*	Specimen of Common Stock certificate

10*	Agreement with:

10.1*	(a) John P. Sgarlat

(b) William Campbell

(c) Gary Goodell

10.2*	(a) Assignment of Rocky Mountain Music Marketing Contract

10.3*	(b) Contract with Independence Public Media

10.4*	(c) Licensing Agreement Spartan Sporting Goods.

10.5*	Stock Purchase Agreement between MPI Media Productions International, Inc. and Earthworks Entertainment, Inc. (fka eContent, Inc.)

10.6*	Stock Warrant

10.7*	General release with indemnity from Company to Marty

10.8*	General release with indemnity from Marty to Company

10.9*	Employment agreements with Peter Keefe and William Campbell.

31.1	Rule 13a-14(a) Certification - Chief Executive Officer

31.2	Rule 13a-14(a) Certification - Chief Financial Officer

32.1	Rule 13a-14(a) Certification - Chief Executive Officer

32.2	Rule 13a-14(b) Certification - Chief Financial Officer

* The above items were previously filed and are hereby incorporated by reference.

ITEM 14 - CONTROL PROCEDURES

The Company's chief executive officer and chief financial officer have evaluated the controls and procedures within 90 days of the filing date of this annual report and concluded that the Company's disclosure controls and procedures were effective. There were no significant changes in the Company's internal controls subsequent to the date of the evaluation by such officer.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Earthworks Entertainment, Inc. (fka eContent, Inc.)

Dated: January 13, 2006	By: /s/ Peter Keefe
Peter Keefe, CEO/President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ PETER KEEFE	CEO,President	January 13, 2006
Peter Keefe

/s/ WILLIAM H. CAMPBELL	CFO, Executive Vice President	January 13, 2006
William H. Campbell

/s/ CATHERINE MALATESSTA	Director	January 13, 2006
Catherine Malatessta

/s/ GARY GOODELL	Director	January 13, 2006
Gary Goodell