Form 10KSB/A
period 2004-09-30
EARTHWORKS ENTERTAINMENT INC
filed 2006-01-17
CIK 820789

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
Yes   / X /    No  /   /

Effective November 4, 2004 Company had 65,730,863 shares of common stock, no shares of preferred stock outstanding and approximately 1,000 stockholders of record.

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

PART I

ITEM 1. BUSINESS.

GENERAL DESCRIPTION OF BUSINESS

Earthworks Entertainment, Inc. (fka eContent, Inc.) is a reporting public company listed on the NASDAQ OTC:BB and currently trades its common stock under the symbol EWKE. The Company is a development stage company and the Company has not yet recorded any revenue since inception, as restated for the termination of its investment in MPI. The Company recorded a net loss of $1,846,323 for the year ended September 30, 2004 as compared to a loss of $850,154 for the year ended September 30, 2003.

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

Rights Acquired	Property Name	Percentage Allocation	Value Allocation

Profit Participation Ownership	Z-Force	45%

Global Management & Control of TV & Home Video/DVD Sales, Toys and Merchandise Licensing, Distribution, Production and all Related Activities	Z-Force	100%

TOTAL Z-FORCE $ ALLOCATION			$1,700,000

Gross Royalty Revenue from all World Wide Merchandise Licensing Activities	Nine Dog	10%

Gross Royalty Revenue from any Toy &Licensing Deals negotiated by Earthworks	Nine Dog	25%

Gross Royalty Revenue World Wide Home Video/DVD Sales	Nine Dog	10%

TOTAL NINE DOG $ ALLOCATION			300,000

Total			$2,000,000

For accounting purposes these assets have been valued at Mr. Keefe’s cost, which is zero.

EMPLOYEES AND CONSULTANTS

As of September 30, 2004, the Company had two executive employees. In June and July 2003, the Company executed employment contracts with its President and CEO, and, its Executive Vice President and CFO, respectfully. Also, the Company utilizes consultants from time to time on an as needed basis.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fiscal year ended September 30, 2004, the Company issued a proxy and held a Special Meeting of Stockholders on November 24, 2003.

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

2. PAR VALUE CHANGE - COMMON STOCK

At the Special Meeting, the Company's stockholders were also asked to approve the change of the Company's Common Stock Par Value from $.08 to $.0015. This change will have no material effect on the Company's balance sheet.

3. CHANGE THE NAME OF THE COMPANY TO EARTHWORKS ENTERTAINMENT, INC.

The Company requested the change of its name from eContent, Inc. to Earthworks Entertainment, Inc. which the Company believes will have a positive acceptance in the marketplace, and which reflects the Company's new business model.

As of December 11, 2003, Computershare Trust Company, Inc. provided the following proxy count of all outstanding votable shares for all proposals voted at the Special Meeting of Shareholders held on November 24, 2003:

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

	HIGH BID	LOW BID
FISCAL YEAR ENDED SEPTEMBER 30, 2002
First Quarter	$.23	$.03
Second Quarter	$.20	$.06
Third Quarter	$.54	$.04
Fourth Quarter	$.30	$.04

FISCAL YEAR ENDED SEPTEMBER 30, 2003
First Quarter	$.07	$.04
Second Quarter	$.09	$.02
Third Quarter	$.09	$.03
Fourth Quarter	$.40	$.04

FISCAL YEAR ENDED SEPTEMBER 30, 2004
First Quarter	$.31	$.14
Second Quarter	$.29	$.15
Third Quarter	$.27	$.15
Fourth Quarter	$.21	$.14

(B) SHAREHOLDERS

As of November 4, 2004, the Company had 65,730,863 shares of common stock outstanding, no shares of preferred stock outstanding and approximately 1,000 stockholders of record.

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

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2004 VS. YEAR ENDED SEPTEMBER 30, 2003

The Company has not yet recorded any revenue since inception, as restated for the termination of its investment in MPI. The Company recorded a net loss of $1,846,323 for the year ended September 30, 2004 as compared to a loss of $850,154 for the year ended September 30, 2003. This represents a loss per common share of $(.03) for the year ended September 30, 2004 on basic and diluted shares outstanding of 56,527,082 as compared to a loss per common share of $(.02) on basic and diluted shares outstanding of 36,848,346 for the year ended September 30, 2003.

Production expenses were $121,049 for fiscal 2004 compared to $95,990 in fiscal 2003.

General and administrative expenses were $1,280,126 in fiscal 2004, an increase from $749,085 in fiscal 2003.

Other operating income (expenses) totaled $(445,052) in fiscal 2004 as compared to $30,342 in fiscal 2003 which consisted of:

Settlement income was $110,381 in fiscal 2003. There was no settlement income or expense in fiscal 2004.

Interest expense increased from $34,417 in 2003 to $446,127 in 2004 primarily due to the beneficial conversion feature of convertible debentures which were issued during fiscal 2004.

The Company incurred a loss on disposition of assets of $45,622 in fiscal 2003. There was no loss on disposition of assets in fiscal 2004.

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

The Company also forms Teaming Agreements with outside companies for the co-operative marketing of hit potential entertainment properties. The Company is establishing an artistic & commercial `bridge' between producers, TV broadcasters, publishing companies and merchandise groups in North America, Europe and Asia. The establishment of such `bridge' relationships among entertainment entities, which otherwise would not be able to globally expand their world market share in such a near horizon timeframe, will ensure that the Company is privy to substantial `first look/first option' opportunities on a wide array of world class entertainment properties.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at September 30, 2004 was in a deficit position of $237,170. The Company has funded its operations from the issuance of common stock and loans from officers and certain shareholders. The Company has incurred operating losses totaling $15,072,432 from inception April 1, 1998 through September 30, 2004. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to:

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

(2) Management believes that actions presently being taken to complete the Company's development stage through the successful production, licensing and distribution of children's and family entertainment properties will ultimately generate sufficient revenue to support its operations. However, there can be no assurance that Earthworks will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans.

INFLATION

The rate of inflation has had little impact on the Company's results of operations and is not expected to have a significant impact on continuing operations.

ITEM 7.FINANCIAL STATEMENTS

(a) (1) The following documents are filed as part of this report:

Consolidated Financial Statements of the Registrant, Earthworks Entertainment, Inc. (fka eContent, Inc.) and Subsidiaries	PAGES

Report of Rosenberg Rich Baker Berman and Company	F-1

Consolidated Balance Sheet of Earthworks Entertainment, Inc. (fka eContent, Inc.) and Subsidiaries as of September 30, 2004 (As Restated)	F-2

Consolidated Statements of Operations of Earthworks Entertainment,Inc. (fka eContent, Inc.) and Subsidiaries for the years ended September 30, 2004 and September 30, 2003 (As Restated) and for the period from April 1, 1998 (Inception)  through September 30, 2004 (As Restated)
F-3

Consolidated Statements of Changes in Stockholders' Equity (Net Capital Deficiency) of Earthworks Entertainment, Inc. (fka eContent, Inc.) and Subsidiaries for the period from October 1, 1997 (Inception) to September 30, 2004 (As Restated)
F-4

Consolidated Statements of Cash Flows of Earthworks Entertainment,Inc. (fka eContent, Inc.) and Subsidiaries for the years ended September 30, 2004 (As Restated) and September 30, 2003 (As Restated) and for the period from April 1, 1998 (Inception) through September 30, 2004 (As Restated)
F-10

Notes to Consolidated Financial Statements (As Restated)	F-12

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and

Stockholders of Earthworks Entertainment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Earthworks Entertainment, Inc. and Subsidiaries (formerly eContent, Inc.) (a Delaware Corporation in the development stage) as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (net capital deficiency), and cash flows for the year then ended and for the period from April 1, 1998 (Inception) to September 30, 2004. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Earthworks Entertainment, Inc. and Subsidiaries from the period from Inception to September 30, 2002. Such amounts are included in the cumulative from Inception to September 30, 2004 totals of the statements of operations, changes in stockholders’ equity (net capital deficiency) and cash flows. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from Inception to September 30, 2002, included in the cumulative totals, is based solely upon the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Earthworks Entertainment, Inc. and Subsidiaries as of September 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 3 to the consolidated financial statements, the accompanying consolidated balance sheet as of September 30, 2004 and the related consolidated statements of operations, stockholders’ equity (net capital deficiency), and cash flows for the years ended September 30, 2004 and 2003 have been restated.

Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
December 30, 2004, except for Note 3, as to which the date is January 6, 2006

EARTHWORKS ENTERTAINMENT, INC. (fka eContent, Inc.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004
(As Restated)

ASSETS
Current Assets:
Cash	$142,731
Other current assets	1,867
Total Current Assets	144,598

Production costs	22,184
Property and equipment	1,054

Total Assets	$167,836

LIABILITIES AND NET CAPITAL DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$112,394
Accrued interest	73,174
Settlements payable	137,200
Promissory notes	59,000

Total Current Liabilities	381,768

Convertible debentures, net of discount of $500,000	300,000
Convertible debentures, payable to officers, net of discount of $169,315	30,685

Total Liabilities	712,453

Net Capital Deficiency:
Common stock, par value $.0015 per share; authorized 100,000,000 shares, 63,347,738 shares issued and outstanding	95,022
Convertible preferred stock, authorized 1,000,000 shares, par value $10.00; no shares issued and outstanding	--
Additional paid in capital	14,681,789
Stock subscription receivable	(19,000)
Deferred compensation	(119,583)
Prepaid consulting fees	(110,413)
Deficit accumulated during development stage	(15,072,432)

Total Net Capital Deficiency	(544,617)

Total Liabilities and Net Capital Deficiency	$167,836

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. (fka eContent, Inc.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(As Restated)

	For The Years Ended September 30,		From April 1, 1998 (Inception) To September 30,
	2003	2004	2004
	(As Restated)	(As Restated)	(As Restated)

Net Revenues	$--	$--	$--

Direct Costs and Expenses:
Development, production and distribution	95,990	121,049	2,474,445

General and administrative	749,085	1,280,126	11,321,687

Depreciation and amortization	35,421	96	133,019

Total Costs and Expenses	880,496	1,401,271	13,929,151

Loss from operations before other expenses and provisions for income taxes	(880,496)	(1,401,271)	(13,929,151)

Other Operating Income (Expense):
Interest income	-	1,075	2,741
Settlement income	110,381	-	1,345,490
Interest expense	(34,417)	(446,127)	(556,763)
Equity in earnings of unconsolidated Subsidiary	-	-	96,774
Loss from termination of interest in unconsolidated subsidiary	-	-	(1,985,901)
Loss on disposal of assets	(45,622)	-	(45,622)

Total Other Operating Income (Expense)	30,342	(445,052)	(1,143,281)

Operating (Loss) before income taxes	(850,154)	(1,846,323)	(15,072,432)

Provision for income taxes	-	-	-

Net (Loss)	$(850,154)	$(1,846,323)	$(15,072,432)

Loss per common share, basic and diluted	$(0.02)	$(0.03)

Weighted average common shares outstanding,basic and diluted	36,848,346	56,527,082

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2004
(As Restated)

	Common Stock		Deferred Compen-	Prepaid Consulting	Stock Sub-scription	Additional Paid In	Retained Earnings (Accum- ulated	Stock- holders’ Equity (Net Capital
	Shares	Amount	Sation	Fees	Receivable	Capital	Deficit)	Deficency)

Balance, October 1, 1997	398,045	$318,436	$--	$--	$--	$(318,436)	$(86,099)	$(86,099)
Change of par value from $.80 to $.08	--	(286,592)	--	--	--	286,592	--	--
Retroactive effect of recapitalization on January 4, 1999 including the elimination of prior retained deficit	4,000,000	320,000	--	--	--	(320,000)	86,099	86,099

Balance as restated for recapitalization effective April 1, 1998	4,398,045	351,844	--	--	--	$(351,844)	--	--
Issuance of common stock, in private placement, net of offering costs of $14,011	255,000	20,400	--	--	--	220,589	--	240,989
Correction of predecessor shares canceled in reverse split and cancellation of indebtedness	(2,836)	(227)	--	--	--	227	--	--
Net loss for the period from April 1, 1998 (date of inception) to September 30, 1998	--	--	--	--	--	--	(141,759)	(141,759)

Balance, September 30, 1998, as restated	4,650,209	372,017	--	--	--	(131,028)	(141,759)	99,230
Issuance of common stock in connection with the extension of note payable	500,000	40,000	--	--	--	(15,000)	--	25,000
Issuance of common stock in private placements, net of offering costs of $62,472	912,500	73,000	--	--	--	776,028	--	849,028
Issuance of common stock in consideration for cancellation of note payable plus accrued interest	500,000	40,000	--	--	--	227,500	--	267,500
Issuance of common stock to employees for services	3,400,000	272,000	--	--	--	2,754,000	--	3,026,000
Issuance of stock options to employees	--	--	(88,333)	--	--	106,000	--	17,667
Net loss for the year ended September 30, 1999	--	--	--	--	--	--	(3,942,234)	(3,942,234)

Balance at September 30, 1999	9,962,709	$797,017	$(88,333)	$--	$--	$3,717,500	$(4,083,993)	$342,191

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2004
(As Restated)

	Common Stock		Deferred Compen-	Prepaid Consulting	Stock Sub- scription	Additional Paid In	Retained Earnings (Accum- ulated	Stock- holders’ Equity (Net Capital
	Shares	Amount	sation	Fees	Receivable	Capital	Deficit)	Deficency)

Balance at October 1, 1999	9,962,709	$797,017	$(88,333)	$--	$--	$3,717,500	$(4,083,993)	$342,191
Shares issued in consideration for cancellation of officer loans	805,424	64,434	--	--	--	740,990	--	805,424
Issuance of shares in connection with investment in MPI subsidiary	1,350,000	108,000	--	--	--	4,042,000	--	4,150,000
Issuance of stock options to employee of subsidiary	--	--	--	--	--	368,750	--	368,750
Exercise of stock options	500,000	40,000	--	--	--	60,000	--	100,000
Issuance of common stock for services	1,135,000	90,800	--	--	--	1,801,952	--	1,892,752
Issuance of shares in private placement, together with warrants, net of cash offering costs of $184,975	3,437,181	274,974	--	--	--	1,811,706	--	2,086,680
Shared issued for cash and guarantee of acquisition note	400,000	32,000	--	--	--	118,000	--	150,000
Amortization of deferred compensation	--	--	35,333	--	--	--	--	35,333
Net Loss for the year ended September 30, 2000	--	--	--	--	--	--	(3,595,192)	(3,595,192)

Balance, September 30, 2000	17,590,314	$1,407,225	$(53,000)	$--	$--	$12,660,898	$(7,679,185)	$6,335,938

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2004
(As Restated)

	Common Stock		Deferred Compen-	Prepaid Consulting	Stock Sub- scription	Additional Paid In	Retained Earnings (Accum- ulated	Stock- holders’ Equity (Net Capital
	Shares	Amount	sation	Fees	Receivable	Capital	Deficit)	Deficency)

Balance, September 30, 2000	17,590,314	$1,407,225	$(53,000)	$--	$--	$12,660,898	$(7,679,185)	$6,335,938

Issuance of shares in private placement, together with warrants, net of cash offering costs of $130,018	1,469,575	117,566	--	--		352,416	--	469,982
Exercise of warrants and issuance of reparative shares, net of cash offering costs of $99,718	2,454,975	196,398	--	--	--	834,964	--	1,031,362
Issuance of shares in private placement	100,000	8,000	--	--	--	32,000	--	40,000
Issuance of common stock for production rights	100,000	8,000	--	--	--	104,500	--	112,500
Amortization of deferred compensation	--	--	25,999	--	--	--	--	25,999
Return of shares pursuant to settlement agreement with certain management	(1,675,688)	(134,055)	--	--	--	(1,273,489)	--	(1,407,544)
Cancellation of options pursuant to settlement agreement with certain management	--	--	27,001	--	--	(27,001)	--	--
Return of shares in connection with termination of stock purchase agreement, effective July 30, 2001	(1,350,000)	(108,000)	--	--	--	(4,042,000)	--	(4,150,000)
Issuance of shares in settlement	91,833	7,347	--	--	--	6,428	--	13,775
Issuance of shares to directors to cancel debt and accrue compensation	1,442,563	115,405	--	--	--	--	--	115,405
Issuance of common stock for services	1,970,000	157,600	--	--	--	336,030	--	493,630
Net loss for the year ended September 30, 2001	--	--	--	--	--	--	(3,118,454)	(3,118,454)

Balance, September 30, 2001	22,193,572	$1,775,486	$--	$--	$--	$8,984,746	$(10,797,639)	$(37,407)

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2004
(As Restated)

	Common Stock		Deferred Compen-	Prepaid Consulting	Stock Sub- Scription	Additional Paid In	Retained Earnings (Accum- Ulated	Stock- holders’ Equity (Net Capital
	Shares	Amount	Sation	Fees	Receivable	Capital	Deficit)	Deficency)

Balance, September 30, 2001	22,193,572	$1,775,486	$--	$--	$--	$8,984,746	$(10,797,639)	$(37,407)

Issuance of Warrants in Production Contract	--	--	--	--	--	235,200	--	235,200

Issuance of Shares in settlement	400,000	32,000	--	--	--	67,000	--	99,000

Issuance of Shares in settlement note	100,000	8,000	--	--	--	12,000	--	20,000

Issuance of Shares for compensation	2,050,000	164,000	--	--	--	122,000	--	286,000

Issuance of Shares for services	1,245,000	99,600	--	--	--	374,250	--	473,850

Net loss for the year ended September 30, 2002	--	--	--	--	--	--	(1,578,316)	(1,578,316)

Balance, September 30, 2002	25,988,572	$2,079,086	$--	$--	$--	$9,795,196	$(12,375,955)	$(501,673)

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2004
(As Restated)

	Common Stock		Deferred Compen-	Prepaid Consulting	Stock Sub- Scription	Additional Paid In	Retained Earnings (Accum- Ulated	Stock- holders’ Equity (Net Capital
	Shares	Amount	Sation	Fees	Receivable	Capital	Deficit)	Deficency)

Balance, September 30, 2002	25,988,572	$2,079,086	$--	$--	$--	$9,795,196	$(12,375,955)	$(501,673)

To revise par value from $.08 to $.0015	--	(2,040,103)	--	--	--	$2,040,103	--	--

Balance, October 1, 2002	25,988,572	$38,983	$--	$--	$--	$11,835,299	$(12,375,955)	$(501,673)

Issuance of shares to cancel production contract and retire warrants	125,000	188	--	--	--	36,062	--	36,250

Issuance of shares to convert bridge notes	458,333	687	--	--	--	18,813	--	19,500

Issuance of shares to cancel unpaid compensation and professional fees	10,675,000	16,013	--	--	--	215,887	--	231,900

Issuance of shares for reparations	750,000	1,125	--	--	--	13,875	--	15,000

Issuance of shares to settle license fees	1,200,000	1,800	--	--	--	22,200	--	24,000

Issuance of shares @ $.03 per share in private placements	1,433,333	2,150	--	--	--	42,850	--	45,000

Issuance of shares @ $.08 per share in private placements	625,000	938	--	--	--	49,062	--	50,000

Issuance of shares @ $.10 per share in private placements, net of cash offering costs of $46,006	1,637,500	2,456	--	--	--	115,289	--	117,745

Issuance of shares to settle $50,000 loan and collateral in connection with cancelled merger agreement	2,400,000	3,600	--	--	--	140,400	--	144,000

Issuance of shares for employment agreement with President	3,000,000	4,500	(210,000)	--	--	205,500	--	--

Amortization of deferred compensation	--	--	20,417	--	--	--	--	20,417

Net loss for the year ended September 30, 2003	--	--	--	--	--	--	(850,154)	(850,154)

Balance, September 30, 2003 (As Restated)	48,292,738	$72,440	$(189,583)	$--	$--	$12,695,237	$(13,226,109)	$(648,015)

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2004
(As Restated)

	Common Stock		Deferred Compen-	Prepaid Consulting	Stock Sub- Scription	Additional Paid In	Retained Earnings (Accumu- Lated	Stock- holders’ Equity (Net Capital
	Shares	Amount	Sation	Fees	Receivable	Capital	Deficit)	Deficency)

Balance, September 30, 2003	48,292,738	$72,440	$(189,583)	$--	$--	$12,695,237	$(13,226,109)	$(648,015)

Issuance of shares @ $.08 per share in private placements	2,100,000	3,150	--	--	--	166,850	--	170,000

Issuance of shares to Company President for license rights	10,000,000	15,000	--	--	--	(15,000)	--	--

Issuance of shares and warrants to settle bridge notes and accrued interest	1,050,000	1,575	--	--	--	288,199	--	289,774

Issuance of shares to cancel unpaid compensation and professional fees	900,000	1,350	--	--	--	198,650	--	200,000

Issuance of shares for services	600,000	899	--	--	--	101,101	--	102,000

Issuance of shares to settle advances	200,000	300	--	--	--	39,700	--	40,000

Issuance of shares pursuant to exercise of warrants	180,000	270	--	--	(19,000)	21,730	--	3,000

Issuance of shares and warrants for prepaid consulting	25,000	38	--	(265,360)	--	265,322	--	--

Debt discout related to issuance of warrants and beneficial conversion of convertible promissory notes	--	--	--	--	--	800,000	--	800,000

Debt discout related to issuance of warrants and beneficial conversion of convertible promissory notes to officers	--	--	--	--	--	200,000	--	200,000

Offering costs	--	--	--	--	--	(80,000)	--	(80,000)

Amortization of deferred compensation	--	--	70,000	--	--	--	--	70,000

Amortization of prepaid consulting fees			--	154,947	--	--	--	154,947

Net loss for the year ended September 30, 2004	--	--	--	--	--	--	(1,846,323)	(1,846,323)

Balance, September 30, 2004 (As Restated)	63,347,738	$95,022	$(119,583)	$(110,413)	$(19,000)	$14,681,789	$(15,072,432)	$(544,617)

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. (FKA ECONTENT, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
(As Restated)
	For The Years Ended September 30,		From April 1, 1998 (Inception) To September 30,
	2003	2004	2004
	(As Restated)	(As Restated)	(As Restated)
Cash flows from operating activities:
Net Loss	$(850,154)	$(1,846,323)	$(15,072,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,421	96	133,018
Amortization of loan discount	--	330,685	348,185
Loan fees	--	--	25,000
Loss on abandonment of equipment	45,622	--	45,622
Stock based compensation and expenses paid with equity	327,567	399,221	8,497,622
Equity in earnings of unconsolidated subsidiary	--	--	(96,774)
Settlement income relating to stock	(110,381)	--	(1,504,150)
Loss on termination of interest in unconsolidated subsidiary	--	--	1,985,909
Changes in assets and liabilities:
Deferred charges and other current assets	413,597	(24,051)	499,616
Other liabilities	91,202	137,268	554,281
Accounts payable and accrued expenses	(79,307)	178,239	872,548

Net cash used in operating activities	(126,433)	(884,865)	(3,711,555)

Cash flows from investing activities:
Investment in intangible assets	--	--	(90,481)
Investment in property and equipment	--	(1,150)	(68,528)
Advance on production rights	--	--	(337,500)
Investment in MPI	--	--	(1,850,000)

Net cash used in investing activities	--	(1,150)	(2,346,509)

Cash flows from financing activities:
Net proceeds from issuance of equity	212,745	173,000	4,798,911
Proceeds from loans, net of offering costs	--	720,000	1,310,213
Advances from officers and stockholders	--	--	400,954
Repayment of loans	--	(10,570)	(309,283)

Net cash provided by financing activities	212,745	882,430	6,200,795

Net increase (decrease) in cash and cash equivalents	86,312	56,415	142,731

Cash and cash equivalents, Beginning of Period	4	86,316	--

Cash and cash equivalents, End of Period	$86,316	$142,731	$142,731

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. (FKA ECONTENT, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
(As Restated)

SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

During the fiscal year ended September 30, 2004, the Company had the following non-cash investing and financing activities:

Debt discount relating to issuance of warrants	$800,000

Issuance of 900,000 shares of common stock to two officers to settle unpaid expenses and compensation	$200,000

Issuance of 1,050,000 shares of common stock to settle bridge notes and accrued interest	$217,500

Issuance of warrants in payment for offering costs	$115,265

Issuance of 25,000 shares of common stock and 1,300,00 warrants for prepaid consulting	$265,361

Issuance of convertible debentures to two officers in settlement of accrued compensation	$200,000

Debt discount relating to beneficial conversion of convertible debentures payable to officers	$200,000

Issuance of 200,000 shares of common stock in settlement of advances and accrued interest	$40,000

Issuance of 180,000 shares of common stock upon exercise of warrants in exchange for stock subscription receivable	$19,000

During the fiscal year ended September 30, 2003, the Company had the following non-cash investing and financing activities:

Issuance of 458,333 shares of common stock for repayment of loan and accrued interest and the conversion of Bridge Notes and accrued interest	$19,500

Issuance of 2,400,000 shares of common stock to settle $50,000 loan and collateral, in connection with cancelled merger agreement	$144,000

Issuance of 3,000,000 shares of common stock for deferred compensation	$210,000

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

NOTE 2 - GOING CONCERN

The Company's working capital at September 30, 2004 was a deficit of $237,170. The Company has funded its operations from the issuance of common stock and loans from officers and certain shareholders, and through the issuance of convertible bridge notes. The Company has incurred operating losses totaling $15,072,432 from inception April 1, 1998 through September 30, 2004. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to:

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

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS

2004 FINANCIAL STATEMENTS

The Company restated its financial statements for the fiscal year ended September 30, 2004. The restated financial results reflect the following errors:

Proper allocation of proceeds from convertible promissory notes pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Returns” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.”

Pursuant to EITF 00-27, the discount relating to the beneficial conversion feature and warrants is being accreted from the date of issuance to the stated redemption date.

Pursuant to SAB 48 Topic 5G, “Transfers of Nonmonetary Assets by Promoters or Shareholders”, the capitalization of certain rights acquired from Mr. eefe. The rights were originally capitalized based on fair market value of the shares of common stock exchanged for the rights. Because Mr. Keefe is a hareholder, the rights have been recorded at Mr. Keefe’s historical cost, which is zero.

The effect of the restatement on the Company’s financial reports is shown in the following table:

	Year Ended September 30, 2004
	As Reported	As Restated
Net Revenues	$--	$--
Accumulated Deficit	$(16,066,722)	$(15,072,432)
Net Loss	$(2,365,315)	$(1,846,323)
Loss Per Share	$(.04)	$(.03)
Total Assets	$2,163,654	$167,836

2003 FINANCIAL STATEMENTS

The Company restated its financial statements for the fiscal year ended September 30, 2003. The restated financial results reflect the following errors:

Property and equipment no longer in use was removed from the accounting records.

The Company has reserved for settlement losses and impairment losses. It was determined that the Company had reserved more than was necessary.

The effect of the restatement on the Company’s financial reports is shown in the following table:

	Year Ended September 30, 2003
	As Reported	As Restated
Net Revenues	$--	$--
Accumulated Deficit	$(13,701,406)	$(13,226,109)
Net Loss	$(1,325,451)	$(850,154)
Loss Per Share	$(.04)	$(.02)
Total Assets	$148,192	$86,316

EARTHWORKS ENTERTAINMENT, INC. (FKA ECONTENT, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(As Restated)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
(As Restated)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Net loss per diluted share for the years ended September 30, 2004 and 2003 exclude the following common stock equivalents because their effect is anti-dilutive:

	2004	2003

Stock Options	750,000	550,000
Stock Warrants	10,939,189	4,153,772
Convertible debt, if converted	12,500,000	--

Total	24,189,189	4,703,772

STOCK-BASED COMPENSATION
The Company uses the intrinsic method of accounting for its stock option plan.

VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts reported in the consolidated balance sheets for cash, other current assets, accounts payable, and accrued expenses approximate their fair values due to the short term maturities of these financial instruments. The fair value of the Company’s debt obligations approximates its carrying value.

PRODUCTION COSTS
Production costs relating to production agreements are charged to operations over the effective period of each agreement. Production costs anticipated to be charged to operations during the next year are classified as current assets. As of September 30, 2004 the Company had production costs of $22,184.

REVENUE RECOGNITION
The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed and determinable and collectibility is reasonable assured. The Company reduces revenue for estimated customer returns and other allowances. No revenues have been earned during this period from inception through September 30, 2004.

EARTHWORKS ENTERTAINMENT, INC. (FKA ECONTENT, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(As Restated)

NOTE 5 - STOCKHOLDERS' EQUITY

STOCKHOLDER TRANSACTIONS
During the fiscal year ended September 30, 2003, the Company issued 3,000,000 shares of common stock to its new president in connection with a three year employment agreement valued at $210,000. The value is being amortized over the term of the agreement and the unamortized portion is reflected in the stockholders’ equity section of the balance sheet as deferred compensation. $70,000 and $20,417 was charged to expense during fiscal 2004 and 2003, respectively, and the balance in stockholders’ equity as of September 30, 2004 was $119,583.

During the fiscal year ended 2004, the Company issued 2,100,000 shares of common stock in a private placement. Proceeds were $170,000.

During the fiscal year ended September 30, 2004, the Company issued 1,525,000 shares of common stock in settlement of unpaid compensation and professional fees. The shares were valued at $307,000.

During fiscal 2004, the Company issued 1,250,000 shares of common stock to settle loans and accrued interest. The shares were valued at $257,500.

Warrants to purchase shares at $.15 per share were exercised during fiscal 2004. The total value was $22,000 of which $19,000 was paid through a stock subscription receivable.

Warrants with an estimated fair value of $295,625 were issued during fiscal 2004 in connection with services provided by consultants. Of this amount, $185,212 was charged to expense and $110,413 was charged against stockholders’ equity. The amount charged to stockholders’ equity represents payment for future services and will be amortized into expense over the terms of the contracts.

In connection with the issuance of $800,000 of convertible promissory notes, $800,000 has been allocated to the beneficial conversion feature and the value of the attached warrants. The estimated fair value of the warrants of $310,400 and the intrinsic value of the beneficial conversion feature of $489,600 were allocated to paid-in capital. The resulting debt discount is being amortized on a straight-line basis over the term of the promissory notes of one year. As of September 30, 2004 $300,000 was amortized and is reflected in the accompanying statement of operations as interest expense. The balance of $500,000 is reflected as a discount to the promissory notes in the accompanying balance sheet (see Note 10).

The estimated fair value of the warrants issued with the $800,000 convertible promissory notes, for services and in settlement of bridge notes was calculated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 217% to 229%, risk-free interest rate of 1.9% to 2.5% and expected warrant life of three years.

EARTHWORKS ENTERTAINMENT, INC. (FKA ECONTENT, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(As Restated)

NOTE 5 - STOCKHOLDERS' EQUITY

STOCKHOLDER TRANSACTIONS (Continued)
In connection with the issuance of $200,000 of convertible promissory notes to officers, $200,000 has been allocated to the beneficial conversion feature. The intrinsic value of the beneficial conversion feature of $200,000 was allocated to paid-in capital. The resulting debt discount is being amortized on a straight-line basis over the term of the promissory notes of one year. As of September 30, 2004 $30,685 was amortized and is reflected in the accompanying statement of operations as interest expense. The balance of $169,315 is reflected as a discount to the promissory notes in the accompanying balance sheet (see Note 10).

In connection with the issuance of bridge financing during fiscal 2004, 288,000 warrants to purchase one share of the Company’s common stock were issued at an exercise price of $.01. The fair value of the warrants, based on the Black-Scholes model, was $72,273 and has been charged to interest expense.

STOCK OPTIONS
In connection with the employment agreements discussed in Note 6, the Company issued stock options to its officers which vest over the three years and generally expire in five years.

A summary of the stock option activity for the two years ended September 30, 2004, all of which were nonqualified stock options, is set forth below:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding at October 1, 2002	250,000.25
Granted	700,000.25
Exercised	--	--
Canceled	--	--

Outstanding at September 30, 2003	950,000	$.25
Granted	--	--
Exercised	--	--
Canceled	--	--

Outstanding at September 30, 2004	950,000.25

Exercisable at September 30, 2004	750,000	$.25

The per share weighted average remaining life of the options outstanding at September 30, 2004 is 1.75 years.

EARTHWORKS ENTERTAINMENT, INC. (FKA ECONTENT, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(As Restated)

NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

STOCK OPTIONS (Continued)
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

For pro forma purposes, the weighted average fair value of options granted in 2003 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 217%, risk-free interest rate of 1.4% and expected option life of three years. Had compensation expense for stock options granted under the Plan been determined based on fair value at the grant dates, the Company’s net loss for 2004 and 2003 would have been increased to the pro forma amounts shown below.

	September 30,	September 30,
	2004	2003
	(As Restated)	(As Restated)
Net loss:
As reported	$(1,846,323)	$(850,154)
Proforma	$(1,859,559)	$(853,148)

Earnings Per Share:
As reported	$(.03)	$(.02)
Proforma	$(.03)	$(.02)

EARTHWORKS ENTERTAINMENT, INC. (FKA ECONTENT, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(As Restated)

NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

WARRANTS
A summary of the warrant activity for the two years ended September 30, 2004 is set forth below:

	NUMBER OF WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding at October 1, 2002	4,153,772	$1.26
Granted	--	--
Exercised	--	--
Canceled or expired	--	--

Outstanding at September 30, 2003	4,153,772	1.26
Granted	6,998,417.21
Exercised	(180,000)	.12
Canceled or expired	(33,000)	.12

Outstanding at September 30, 2004	10,939,189	$.61

PREFERRED STOCK
The certificate of incorporation of the Company authorizes its Board of Directors to issue for value 1,000,000 shares of preferred stock, $10 par value. Preferred stock may be issued in series with such designations, relative rights, preferences and limitations as may be fixed from time to time by the Board of Directors of the Company. As of September 30, 2004 the Company had no preferred stock outstanding.

NOTE 6-TRANSACTIONS WITH RELATED PARTIES

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

Effective April 26, 2004, in exchange for the issuance of 10,000,000 restricted shares of the Company's common stock with a fair market value of $2,000,000, Mr. Keefe executed an agreement whereby the Company has acquired rights to certain properties. For accounting purposes these assets have been valued at Mr. Keefe’s historical cost, which is zero.

EARTHWORKS ENTERTAINMENT, INC. (FKA ECONTENT, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(As Restated)

NOTE 6 - TRANSACTIONS WITH RELATED PARTIES

On June 15, 2003, the Company entered into an employment agreement with its president and chief executive officer. The general terms of the agreement provides for a grant of 3,000,000 shares of common stock upon execution of the agreement; a base salary of $185,000 per year with annual increases of 10% through 2006 and a grant of 400,000 options at $.25 per share. The value of the common stock grant of $210,000 has been reflected in the balance sheet as deferred compensation, net of amortization of $70,000 & $20,417 for the fiscal years ended September 30, 2004 and 2003, respectively. At the signing of the agreement, 200,000 of the options vested immediately and the remainder vest at 100,000 options per year through fiscal 2005.

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

On August 6, 2004, the Company’s issued $200,000 in convertible promissory notes to two of its officers to settle $100,000 in unpaid salary and expenses(see Note 10).

NOTE 7 - LEASES

The company presently leases its temporary offices on a month to month basis.

NOTE 8 - COMMITTMENTS AND CONTINGENCIES

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

EARTHWORKS ENTERTAINMENT, INC. (FKA ECONTENT, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(As Restated)

NOTE 9 - INCOME TAXES

Provision for income taxes consists of the following:

September 30,
	2004	2003
	(As Restated)	(As Restated)
Currently payable
Federal	$--	$--
State	--	--
	$--	$--

The components of the Company’s deferred tax asset is as follows:

Federal and State Net Operating

Losses	$14,800,000
(14,800,000)
Less: Valuation Allowance	$--

Net Deferred Tax Asset	$--

Due to the uncertainty of profitable operations, and the restrictions and limitations on the usage of the Company’s net operating losses, a valuation allowance for the full amount of the deferred tax asset has been recorded. At September 30, 2004, the valuation allowance increased $1,800,000 over the preceding period.

A reconciliation of the federal statutory tax amount to the Company’s actual tax amount for the year ended September 30, 2004 and 2003 is as follows:

	September 30,
	2004		2003
	(As Restated)		(As Restated)
Statutory Benefit	40%		40%

Loss for Which No Benefit Was Received	(40%	)	(40%	)

Effective Rate	--		--

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, at September 30, 2004 is as follows:

Office equipment	$1,150
Less accumulated depreciation	(96)
$1,054

EARTHWORKS ENTERTAINMENT, INC. (FKA ECONTENT, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(As Restated)

NOTE 10 - NOTES PAYABLE

Bridge loans represent amounts loaned to the Company in anticipation of the Company obtaining alternative financing. During fiscal 2004 the bridge loans were converted to 1,050,000 shares of the Company’s common stock.

On May 12, 2004, the Company issued $800,000 of convertible promissory notes to investors, due one year from the date of the notes. The notes are convertible into shares of the Company’s common stock at $.08 per share. The notes bear interest at 10% per annum and the note holders received 1,666,667 warrants to purchase one share of the Company’s common stock at $.15 per share.

In connection with the issuance of $800,000 of convertible promissory notes, $800,000 has been allocated to the beneficial conversion feature and the value of the attached warrants. The estimated fair value of the warrants of $310,400 and the intrinsic value of the beneficial conversion feature of $489,600 were allocated to paid-in capital. The resulting debt discount is being amortized on a straight-line basis over the term of the promissory notes of one year. As of September 30, 2004 $300,000 was amortized and is reflected in the accompanying statement of operations as interest expense. The balance of $500,000 is reflected as a discount to the promissory notes in the accompanying balance sheet.

The estimated fair value of the warrants issued with the $800,000 convertible promissory notes was calculated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 217% to 229%, risk-free interest rate of 1.9% to 2.5% and expected warrant life of three years.

On August 6, 2004, the Company issued $200,000 of convertible promissory notes to two of its officers in payment for unpaid compensation. The notes are convertible into the Company’s common stock at $.08 per share. The notes bear interest at 10% per annum and mature one year from the date of the notes.

In connection with the issuance of $200,000 of convertible promissory notes to officers, $200,000 has been allocated to the beneficial conversion feature. The intrinsic value of the beneficial conversion feature of $200,000 was allocated to paid-in capital. The resulting debt discount is being amortized on a straight-line basis over the term of the promissory notes of one year. As of September 30, 2004 $30,685 was amortized and is reflected in the accompanying statement of operations as interest expense. The balance of $169,315 is reflected as a discount to the promissory notes in the accompanying balance sheet.

NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS

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

EARTHWORKS ENTERTAINMENT, INC. (FKA ECONTENT, INC.) AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(As Restated)

NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS (Continued)

The Company will implement SFAS 123R in the second quarter of 2006 using the modified prospective method. This method requires us to record compensation expense for all awards we grant after the time of adoption and to recognize the unvested portion of previously granted awards that remain outstanding at the time of adoption as the requisite service is rendered. The compensation cost will be based on the grant date fair value of the equity award. As of the issuance of these financial statements, the Company has not determined the impact of the adoption of SFAS 123R

NOTE 12 - SUBSEQUENT EVENTS

NOTES PAYABLE
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

In May 2005, the convertible subordinated promissory notes totaling $850,000 were amended to extend the maturity date to May 12, 2006. In conjunction with the amendment, unpaid interest totaling $86,165 was converted to promissory notes with interest at 10% per annum, due August 31, 2005. In conjunction with this amendment, the note holders received 2,666,667 warrants to purchase one share of the Company’s common stock at $.15 per share. As of September 30, 2005 $15,773 of this note remains unpaid.

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

NOTE 12 - SUBSEQUENT EVENTS (Continued)

INVESTMENT IN Z-FORCE ENTERPRISES, LLC (Continued)
In connection with the investments made by the minority members to Z-Force Enterprises, LLC, the Company issued warrants to the minority members and a finder who facilitated the transaction. The warrants give the holders the right to purchase 2,455,993 shares of the Company’s common stock at an exercise price of $.15 per share through December of 2007.

At September 30, 2005, the Company recorded minority interest in consolidated subsidiary of 1,048,139, representing the minority member’s interest in the Company’s majority owned subsidiary Z-Force Enterprises, LLC.

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

On June 16, 2005, the Company entered into a consulting agreement with an independent contractor. The general terms of the agreement provide for a base fee of $18,000 for the next six months, a grant of 100,000 shares of restricted common stock upon execution of the agreement and a grant of 400,000 fully vested common stock warrants at $.10 per share.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

Our present executive officers and directors are:

NAME	AGE	POSITION HELD

Peter Keefe	52	President/CEO, Director

William H. Campbell	59	Executive Vice President/CFO, Director

Catherine Malatessta	45	Director (Effective October 19, 2004)

Gary A. Goodell	53	Director (Through October 19, 2004)

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

William H. Campbell, Executive Vice President, Chief Financial Officer and Director, was not only one of the original founders of Earthworks, but also of National Media, which became the largest purchaser of cable television time in the United States. He has 15 years experience in investor and corporate relations. Through the years Mr. Campbell established contacts with the financial press, radio, television and print which included television interviews with CNN, FNN and many local stations. He has also been interviewed and quoted in many major business and financial publications.

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

Former Directors

On June 13, 2003 Daniel Cannon was terminated as President/CEO.

On June 15, 2003 Peter Keefe was appointed President/CEO.

On June 26, 2003 Daniel Cannon resigned as a Director.

ITEM 10. EXECUTIVE COMPENSATION.
NAME OF INDIVIDUAL OR NUMBER OF PERSONS IN GROUP	CAPACITIES IN WHICH SERVED	F.Y. 2004 SALARIES, FEES, DIRECTOR'S FEES, COMMISSION AND BONUSES	F.Y. 2004 SECURITIES AND PROPERTY INSURANCE BENEFITS OR REPAYMENT OF PERSONAL BENEFITS
Peter Keefe (1)	President
	CEO,
	Director,
	President	$190,396	70,000	(1)

William H. Campbell (1)	Executive Vice
	President,
	Director	$169,125	$60,000	(2)

Gary A. Goodell (1)	Director	$69,883	$60,000	(2)
		$429,404	$190,000

(1)	Deferred compensation.

(2)	Issuance of 250,000 shares of common stock in payment of expenses and settlement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

MANAGEMENT

The following table sets forth the number of Common Shares of the Company owned by record, or to the knowledge of the Company, beneficially, by each Officer or Director of the Company and by each person owning five percent or more of the Company's outstanding shares, as of September 30, 2004, based on total shares of 63,847,738 which includes 63,347,738 common shares outstanding and 500,000 vested options to purchase share of common stock.

NAME AND ADDRESS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENTAGE CLASS OWNED

Peter Keefe (1)(3)	13,300,000	20.83%
William Campbell (2)	6,350,000	9.95%
Gary Goodell	4,850,000	7.60%

All officers and directors as a group beneficially own 24,500,000 or 38.38% of the outstanding shares of the Company.

(1)	Includes 300,000 options vested as of September 30, 2004.
(2)	Includes 200,000 options vested as of September 30, 2004.
(3)	Includes 10,000,000 shares in connection to rights agreement approved on executed on April 26, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Effective June 30, 2002, the company issued 1,125,000 shares of its common stock to consultants for services totaling $456,750, based upon the fair market value of the company's common stock on June 30, 2002.

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

On December 31, 2003, the Company’s Board of Directors approved an agreement with Mr. Keefe. The agreement provides for the issuance of 10,000,000 restricted shares of the Company’s common stock (or an equivalent value of both common stock and warrants to purchase shares of common stock-based upon the Company’s share price as of December 1, 2003; $.20; or a total value of approximately $2,000,000, the Company will acquire rights to certain properties.

PART IV

ITEM 13. EXHIBITS

(a) (1) The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

EXHIBIT NUMBER REFERENCE	DESCRIPTION
2a*	2nd Amended Plan of Reorganization

2b*	Agreement and Plan of Merger between Media Vision Production,Inc. and Media Vision Properties, Inc.

3a*	Articles of Incorporation, as amended

3b*	By-laws, as amended

4*	Specimen of Common Stock certificate

10*	Agreement with:

10.1*	(a) John P. Sgarlat
(b) William Campbell
(c) Gary Goodell

10.2*	(a) Assignment of Rocky Mountain Music Marketing Contract

10.3*	(b) Contract with Independence Public Media

10.4*	(c) Licensing Agreement Spartan Sporting Goods

10.5*	Stock Purchase Agreement between MPI Media Productions International, Inc. and Earthworks Entertainment, Inc.

10.6*	Stock Warrant

10.7*	Programming deal memo

10.8*	General release with indemnity from Company to Marty

10.9*	General release with indemnity from Marty to Company

10.10*	Employment agreements with Peter Keefe and William Campbell

10.98.1	(a) Convertible Bridge Note Agreement with C. Baker
(b) Convertible Bridge Note Agreement with Anasazi PTRS II
(c) Convertible Bridge Note Agreement with Anasazi PTRS III
(d) Convertible Bridge Note Agreement with Anasazi PTRS III
(e) Convertible Bridge Note Agreement with PK Acquisition
(f) Convertible Bridge Note Agreement with Cimorolo PTRS
(g) Convertible Bridge Note Agreement with P. Keefe
(h) Convertible Bridge Note Agreement with W. Campbell

31.1	Rule 13a-14(a) Certification - Chief Executive Officer
31.2	Rule 13a-14(a) Certification - Chief Financial Officer
32.1	Rule 13a-14(a) Certification - Chief Executive Officer
32.2	Rule 13a-14(b) Certification - Chief Financial Officer

* The above items were previously filed and are hereby incorporated by reference.

ITEM 14. CONTROL PROCEDURES

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

NAME	TITLE	DATE

/s/ PETER KEEFE	CEO, President	January 13, 2006
Peter Keefe

/s/ WILLIAM H. CAMPBELL	CFO, Executive VP	January 13, 2006
William H. Campbell

/s/ CATHERINE MALATESSTA	Director	January 13, 2006
Catherine Malatessta

/s/ GARY GOODELL	Director	January 13, 2006
Gary Goodell