Form 10KSB
period 2005-09-30
EARTHWORKS ENTERTAINMENT INC
filed 2006-01-17
CIK 820789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

Commission File No.: 1-15599

EARTHWORKS ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	23-2442288
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number

6467 Zuma View Place, Suite 160, Malibu CA	90265
Address of principal executive offices	Zip Code

(310) 589-0227
Issuer's Telephone Number

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
     NONE
(Title of Class)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $.0015 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  /   /.

Indicate whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  / X /    No  /   /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes  / X /    No  /   /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  /   /    No  / X /
State issuer’s revenues for its most recent fiscal year. $ 0

Based on $.082, the closing market price on January 13, 2006, the aggregated market value of the common equity held by non-affiliates on that date was $4,006,183.

Effective January 13, 2006 Company had 66,705,894 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one): Yes  /   /    No  / X /

PART I

ITEM 1. BUSINESS.

Earthworks Entertainment, Inc. was incorporated under the laws of Delaware on December 3, 1986. Earthworks is a development stage company, as it has not recorded any revenue since inception. The Company recorded a net loss of $2,510,206 for the year ended September 30, 2005 and a net loss of $1,846,323 for the year ended September 30, 2004.

The Company's primary business is the creation, co-production, marketing and distribution of high quality, world class children's and family-oriented entertainment properties. The Company has designed a multi-platform marketing program for its properties, utilizing television, home video, merchandise licensing, electronic and video games and book and music publishing.

The Company also forms teaming agreements with outside companies for the co-operative marketing of entertainment properties. The Company is establishing an artistic and commercial bridge among producers, TV broadcasters, publishing companies and merchandise groups in North America, Europe and Asia. The establishment of such bridge relationships among entertainment entities, who otherwise would not be able to globally expand their world market share in such a near horizon timeframe, will ensure that the Company is privy to substantial first look/first option opportunities on a wide array of world class entertainment properties.

BUSINESS DEVELOPMENT

The global market for high quality, character-driven children and family entertainment has never been greater. The proliferation of new digital, satellite and cable broadcast networks throughout the world has created a demand for world class children's and family entertainment properties that is expected to increase dramatically over the next decade. The owners and those who market such properties will have available to them revenue streams from merchandising, licensing, publishing and other areas of marketing.

Since 2003 Earthworks has been developing a presence in the market for high quality, character-driven children and family entertainment. On June 15, 2003 Earthworks appointed Peter Keefe as the Company's President. At that time, Earthworks began to establish its current platform to launch properties and products in the global television, home video and merchandise licensing marketplace. Earthworks obtained from Mr. Keefe, in exchange for 10,000,000 shares of the Company’s common stock, the right to market two animated entertainment properties: Nine Dog Christmas and Z-Force.

Building on that initial platform, Earthworks has expanded its inventory of properties to now include marketing rights to nine family-oriented entertainment properties:

Z-Force, an action adventure property:  Earthworks obtained from Peter Keefe the right to exercise global management of this property. Earthworks will receive 40% of all profits from the exploitation of this property. Additionally, the Company will receive 35% of any royalties generated from merchandise licensing and 25% of any royalties generated from home video sales for transactions that the Company consummates.

Nine Dog Christmas, a music-driven holiday property: The Company will receive 25% of any royalties generated from merchandise licensing for transactions that the Company consummates. The Company will receive a passive 10% royalty participation for any merchandise licensing activities transacted by other companies. The Company will also receive 10% of any royalties generated from home video sales.

Big Dogs, the big attitude character brand: The Company has worldwide rights to produce an animated television and home video series based on the property. The Company will receive production fees for any production which it supervises. Additionally, the Company will receive 35% of any royalties generated from merchandise licensing and 25% of any royalties generated from home video sales for transactions that the Company consummates.

Little Suzy’s Zoo, the pre-school and baby character brand: The Company has worldwide rights to produce an animated television and home video series based on the property. The Company will receive production fees for any production which it supervises. Additionally, the Company will receive 35% of any royalties generated from merchandise licensing and 25% of any royalties from home video sales for transactions that the Company consummates.

Corneil & Bernie, broadcast on Nickelodeon’s Nicktoons TV Network: The Company will receive 35% of any royalties generated from merchandise licensing for transactions that the Company consummates.

The Plonsters, the clay animation television series: The Company will receive 30% of any royalties generated from merchandise licensing and 20% of any royalties generated from home video sales for transactions that the Company consummates.

The Little Reindeer, acclaimed new animated Christmas special: The Company will receive 35% of any royalties generated from merchandise licensing and 25% of any royalties generated from home video sales for transactions that the Company consummates.

64 Zoo Lane, the animated children's series, broadcast on Nickelodeon’s Noggin TV Network: The Company will receive 35% of any royalties generated from merchandise licensing for transactions that the Company consummates.

Kiddo the Super Truck, a  theatrical quality computer animated property: The Company will receive 35% of any royalties generated from merchandise licensing and 25% of any royalties generated from home video sales for transactions that the Company consummates.

Earthworks is currently engaged in developing and implementing marketing programs for these properties. The properties that Earthworks develops and targets for distribution and licensing are chosen to provide the greatest probability for success across multi-platform market categories. These market sectors include the following:

Television (pay, free, cable and satellite)	School Supplies
Home Video	Educational Licensing
Merchandise	Music & Book Publishing
Toys and Video Games	Direct Marketing (to Retail chains through catalogues)
Apparel	Internet Applications
Theme Park Licensing	Gifts & Novelties
Fast Food Promotions

EMPLOYEES AND CONSULTANTS

Earthworks has three employees, including its two officers. None of our employees belong to a collective bargaining unit.

We supplement our staff with consultants that we retain from time to time on an as-needed basis.

ITEM 2. PROPERTIES.

Earthworks’ offices are located at 6467 Zuma View Place, Suite 160, Malibu CA. The office facility is provided rent free by the Company Chairman.

ITEM 3. LEGAL PROCEEDINGS.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None
PART II

STOCKHOLDER MATTERS

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(A) MARKET PRICES OF COMMON STOCK

The primary market for our common stock is the OTC Bulletin Board, where it is quoted under the symbol "EWKE". The following table sets forth the high and low bid prices for the shares for the periods indicated as provided by the OTC Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

	HIGH BID	LOW BID
FISCAL YEAR ENDED SEPTEMBER 30, 2004
First Quarter	$.31	$.14
Second Quarter	$.29	$.15
Third Quarter	$.27	$.15
Fourth Quarter	$.21	$.14

FISCAL YEAR ENDED SEPTEMBER 30, 2005
First Quarter	$.30	$.14
Second Quarter	$.20	$.11
Third Quarter	$.16	$.08
Fourth Quarter	$.17	$.09

(B) SHAREHOLDERS

As of January 13, 2005, the Company had 66,705,894 shares of common stock outstanding, no shares of preferred stock outstanding and 310 stockholders of record.

(C) DIVIDENDS

The Company has never declared or paid any cash dividends on our common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be based upon our financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the board of directors deems relevant.

(D) SALE OF UNREGISTERED SECURITIES

In July 2005 Earthworks issued 500,000 shares of common stock to Robert Beuret. The shares were issued in exchange for consulting services. The shares were valued at the market price on the date of issuance, which was $.14 per share. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Earthworks and was acquiring the shares for his own account. There were no underwriters.

In July 2005 Earthworks issued to Winslow, Evans & Crocker, Inc. five year warrants to purchase 500,000 shares of common stock at $.25 per share. The warrants were issued in exchange for consulting services. The warrants were valued at $57,154, based on estimated fair values calculated as of the grant date, using the Black-Scholes stock option pricing model. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an entity whose principal had access to detailed information about Earthworks and which was acquiring the shares for its own account. There were no underwriters.

In August 2005 Earthworks issued 250,000 shares of common stock to Brett Briggs. The shares were issued in exchange for cancellation of warrants to purchase 500,000 shares of Earthworks common stock. The shares were valued at the market price on the date of the exchange, which was $. 11 per share. The exchange was exempt pursuant to Section 4(2) of the Act since the exchange was not made in a public offering and was made to an individual who had access to detailed information about Earthworks and was acquiring the shares for his own account. There were no underwriters.

In September 2005 Earthworks sold to each of Anasazi Partners III Offshore, Ltd. and Anasazi Partners III, LLC a promissory note in the principal amount of $150,000 and five year warrants to purchase 90,000 shares of common stock at $.01 per share. The notes and warrants were issued in exchange for $150,000 in cash paid by each of the investors. The sales were exempt pursuant to Section 4(2) of the Act since the sales were not made in a public offering and were made to entities whose principal had access to detailed information about Earthworks and which were acquiring the shares for their own accounts. There were no underwriters.

(E) REPURCHASE OF EQUITY SECURITIES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 4th quarter of fiscal 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements regarding Earthworks Entertainment, its business and financial prospects. These statements represent Management’s present intentions and its present belief regarding the Company’s future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this report. Among the more significant factors are:

A.	Earthworks lacks the capital necessary to expand its operations.
B.	Earthworks has only one marketing relationship to date that assures it of revenue.
C.
We are dependent on the efforts of the current management team to develop revenue-generating business relationships for the Company. If the team is unsuccessful in its efforts, our business could fail.

D.
The entertainment industry is highly competitive, and it is dominated by a small number of multinational corporations. We will be able to compete successfully only if we establish our brand in a niche of the market.

Because these and other risks may cause Earthworks actual results to differ from those anticipated by management, the reader should not place undue reliance on any forward-looking statements that appear in this report. Readers should also take note that Earthworks will not necessarily make any public announcement of changes affecting these forward-looking statements, which should be considered accurate on this date only.

PLAN OF OPERATIONS

Earthworks Entertainment, Inc. is a vertically integrated marketing company. We are engaged in the creation, co-production, marketing and distribution of high-quality, world-class children's and family-oriented entertainment properties. Earthworks has developed a multi-platform program for marketing its properties, including television, home video, merchandise licensing, electronic and video games and book and music publishing.

The Company has not recorded any revenue since its inception. The Company recorded a net loss of $2,510,206 for the year ended September 30, 2005, as compared to a net loss of $1,846,323 for the year ended September 30, 2004. This represents a loss per common share of $(.04) for the year ended September 30, 2005 on basic and diluted shares outstanding of 65,020,301 as compared to a loss per common share of $(.03) on basic and diluted shares outstanding of 56,527,082 for the year ended September 30, 2004.

In November 2004 Earthworks transferred its profit participation rights in the Z-Force property to a subsidiary, Z-Force Enterprises, LLC. Earthworks created this entity as a vehicle to attract investors to the Z-Force property. As a result, in January 2005, Z-Force Enterprises, LLC, received approximately $2.25 million, net of transaction costs, to provide funding for the production of the initial episodes of its Z-Force animated children’s television series.

As a result of the aforementioned transaction, Earthwork’s profit participation in the Z-Force project decreased from 45% to 40%. Accordingly, at September 30, 2005, Earthworks recorded a minority interest in the consolidated subsidiary of $552,676, representing the book value of the minority members’ interest in Z-Force Enterprises, LLC. Earthworks’ representation rights in all licensing, distribution, production, sales and marketing remain at 100%.

In connection with the investments made by the minority members to Z-Force Enterprises, LLC, the Company issued warrants to the minority members and a finder who facilitated the transaction. The warrants give the holders the right to purchase 3,001,327 shares of the Company’s common stock at an exercise price of $.15 per share. They expire in December 2007.

Earthworks’ efforts to date have produced a network of relationships that will enable it to launch its properties and products in the global television and merchandise licensing marketplace. Earthworks is currently in negotiations regarding the distribution of nine entertainment properties. We are also in negotiations to secure other properties that we expect to have a high potential for success. Earthworks also has valuable and unique relationships with leading production, distribution and licensing groups in the global entertainment market. Earthworks has built working alliances with several outside production studios and talent pools and has identified several projects it plans to implement on a property by property basis during fiscal 2006 and beyond.

To date, we have funded our operations by the sale of common stock and by loans from officers and certain shareholders. Between April 1, 1998 and September 30, 2005, Earthworks incurred operating losses totaling $17,582,638. As a result, at September 30, 2005, we had a working capital deficit of $1,325,975. Our ability to continue as a going concern and our future success will be dependent upon our ability to raise capital in the near term to:

(1)	satisfy Earthworks’ current obligations,
(2)	continue our development of properties and projects, and
(3)	implement our plans to market the properties and projects.

Management believes that it will be able to complete the necessary steps in order to meet Earthworks’ cash flow requirements throughout fiscal 2006 and to continue its development and commercialization efforts. Management's plans in this regard include the following:

(1) Management presently has ongoing negotiations regarding a number of financing alternatives, primarily the private sale of equity or convertible debt. Management believes that one or more financings will be successfully closed and provide the working capital necessary to maintain the current visibility and development of our show properties until the Company can obtain cash flow from revenues.

(2) Management believes that actions presently being taken to complete the Company's development stage through the production, licensing and distribution of children's and family entertainment properties will ultimately generate sufficient revenue to support its operations. However, there can be no assurance that Earthworks will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for fiscal 2005, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.

The first estimate, detailed in Note 4 to the Financial Statements was our determination to record $1,621,957 in production costs as a non-current asset. This determination was based on our expectation that revenue from the assets whose production generated these costs will not be received in material amounts until fiscal 2007.

The second such estimate was our determination, detailed in Note 11 to the Financial Statements, that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carryforward. The primary reason for the determination was our lack of certainty as to whether Earthworks will carry on profitable operations in the future.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal 2005.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations. There was one recent accounting pronouncement that may have a material effect on the Company’s financial position or results of operations.

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

The Company will implement SFAS 123R in the second quarter of 2006 using the modified prospective method. This method requires the Company to record compensation expense for all awards granted after the time of adoption and to recognize the unvested portion of previously granted awards that remain outstanding at the time of adoption as the requisite service is rendered. The compensation cost will be based on the grant date fair value of the equity award. As of the issuance of these financial statements, the Company has not determined the impact of the adoption of SFAS 123R.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 7. FINANCIAL STATEMENTS

The following documents are filed as part of this report:

Consolidated Financial Statements Earthworks Entertainment, Inc. and Subsidiaries	PAGES

Report of Rosenberg Rich Baker Berman and Company	F-1

Consolidated Balance Sheet of Earthworks Entertainment, Inc. and Subsidiaries as of September 30, 2005	F-2

Consolidated Statements of Operations of Earthworks Entertainment, Inc. and Subsidiaries for the years ended September 30, 2005 and September 30, 2004 (As Restated) and for the period from April 1, 1998 (Inception) through September 30, 2005
F-3

Consolidated Statements of Changes in Stockholders' Equity (Net Capital Deficiency) of Earthworks Entertainment, Inc. and Subsidiaries for the period from October 1, 1997 (Inception) to September 30, 2005
F-4

Consolidated Statements of Cash Flows of Earthworks Entertainment, Inc. and Subsidiaries for the years ended September 30, 2005 and September 30, 2004 (As Restated) and for the period from April 1, 1998 (Inception) through September 30, 2005
F-11

Notes to Consolidated Financial Statements	F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Earthworks Entertainment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Earthworks Entertainment, Inc. and Subsidiaries (a Delaware Corporation in the development stage) as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (net capital deficiency), and cash flows for the years then ended and for the period from April 1, 1998 (Inception) to September 30, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Earthworks Entertainment, Inc. and Subsidiaries from the period from Inception to September 30, 2002. Such amounts are included in the cumulative from Inception to September 30, 2005 totals of the statements of operations, changes in stockholders’ equity (net capital deficiency) and cash flows. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from Inception to September 30, 2002, included in the cumulative totals, is based solely upon the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Earthworks Entertainment, Inc. and Subsidiaries as of September 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 3 to the consolidated financial statements, the 2004 financial statements have been restated.

Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
January 10, 2006

EARTHWORKS ENTERTAINMENT, INC.. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005

ASSETS
Current Assets:
Cash	$133,459
Prepaid financing costs	166,180
Other current assets	11,331

Total Current Assets	310,970

Production costs	1,621,957
Property and equipment	671

Total Assets	$1,933,598

LIABILITIES AND NET CAPITAL DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$50,180
Accrued salaries	209,339
Accrued interest	14,241
Accrued interest to officers	24,387
Promissory note	15,773
Convertible debentures, net of discount of $193,155	1,123,025
Convertible debentures, payable to officers	200,000

Total Current Liabilities	1,636,945

Minority interest in consolidated subsidiary	552,676

Net Capital Deficiency:
Common stock, par value $.0015 per share; authorized 100,000,000 shares, 66,705,894 shares issued and outstanding	100,059
Convertible preferred stock, authorized 1,000,000 shares,par value $10.00; no shares issued and outstanding	--
Additional paid in capital	16,302,045
Members’ Capital	1,367,660
Stock subscription receivable	(216,633)
Deferred compensation	(49,583)
Prepaid consulting fees	(176,933)
Deficit accumulated during development stage	(17,582,638)

Total Net Capital Deficiency	(256,023)

Total Liabilities and Net Capital Deficiency	$1,933,598

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended September 30,		From April 1, 1998 (Inception) To September 30,
	2005	2004	2005
		(As Restated)

Net Revenues	$--	$--	$--

Direct Costs and Expenses:

Development, production and distribution	--	121,049	2,474,445
General and administrative	1,689,716	1,280,126	13,011,403
Depreciation and amortization	383	96	133,402

Total Costs and Expenses	1,690,099	1,401,271	15,619,250

Loss from operations before other expenses and provisions for income taxes	(1,690,099)	(1,401,271)	(15,619,250)

Other Operating Income (Expense):
Interest income	9,590	1,075	12,331
Settlement income	-	-	1,345,490
Interest expense	(911,152)	(446,127)	(1,467,915)
Equity in earnings of unconsolidated
Subsidiary	-	-	96,774
Loss from termination of interest in unconsolidated subsidiary	-	-	(1,985,901)
Minority interest in consolidated loss	81,455	-	81,455
Loss on disposal of assets	-	-	(45,622)

Total Other Operating Income (Expense)	(820,107)	(445,052)	(1,963,388)

Operating (Loss) before income taxes	(2,510,206)	(1,846,323)	(17,582,638)

Provision for income taxes	-	-	-

Net (Loss)	$(2,510,206)	$(1,846,323)	$(17,582,638)

Loss per common share, basic and diluted	$(0.04)	$(0.03)

Weighted average common shares outstanding, basic and diluted	65,020,301	56,527,082

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2005

	Common Stock		Deferred Compen-	Prepaid Consulting	Stock Sub-scription	Additional Paid In	Members’	Retained Earnings (Accum-ulated	Stock-holders’ Equity (Net Capital
	Shares	Amount	sation	Fees	Receivable	Capital	Capital	Deficit)	Deficency)

Balance, October 1, 1997	398,045	$318,436	$--	$--	$--	$(318,436)	$--	$(86,099)	$(86,099)
Change of par value from $.80 to $.08	--	(286,592)	--	--	--	286,592	--	--	--
Retroactive effect of recapitalization on January 4, 1999 including the elimination of prior retained deficit	4,000,000	320,000	--	--	--	(320,000)	--	86,099	86,099

Balance as restated for recapitalization effective April 1, 1998	4,398,045	351,844	--	--	--	$(351,844)	--	--	--
Issuance of common stock, in private placement, net of offering costs of $14,011	255,000	20,400	--	--	--	220,589	--	--	240,989
Correction of predecessor shares canceled in reverse split and cancellation of indebtedness	(2,836)	(227)	--	--	--	227	--	--	--
Net loss for the period from April 1, 1998 (date of inception) to September 30, 1998	--	--	--	--	--	--	--	(141,759)	(141,759)

Balance, September 30, 1998, as restated	4,650,209	372,017	--	--	--	(131,028)	--	(141,759)	99,230
Issuance of common stock in connection with the extension of note payable	500,000	40,000	--	--	--	(15,000)	--	--	25,000
Issuance of common stock in private placements, net of offering costs of $62,472	912,500	73,000	--	--	--	776,028	--	--	849,028
Issuance of common stock in consideration for cancellation of note payable plus accrued interest	500,000	40,000	--	--	--	227,500	--	--	267,500
Issuance of common stock to employees for services	3,400,000	272,000	--	--	--	2,754,000	--	--	3,026,000
Issuance of stock options to employees	--	--	(88,333)	--	--	106,000	--	--	17,667
Net loss for the year ended September 30, 1999	--	--	--	--	--	--	--	(3,942,234)	(3,942,234)

Balance at September 30, 1999	9,962,709	$797,017	$(88,333)	$--	$--	$3,717,500	$--	$(4,083,993)	$342,191

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2005

	Common Stock		Deferred Compen-	Prepaid Consulting	Stock Sub-scription	Additional Paid In	Members’	Retained Earnings (Accum- ulated	Stock- holders’ Equity (Net Capital
	Shares	Amount	sation	Fees	Receivable	Capital	Capital	Deficit)	Deficency)

Balance at October 1, 1999	9,962,709	$797,017	$(88,333)	$--	$--	$3,717,500	$--	$(4,083,993)	$342,191
Shares issued in consideration for cancellation of officer loans	805,424	64,434	--	--	--	740,990	--	--	805,424
Issuance of shares in connection with investment in MPI subsidiary	1,350,000	108,000	--	--	--	4,042,000	--	--	4,150,000
Issuance of stock options to employee of subsidiary	--	--	--	--	--	368,750	--	--	368,750
Exercise of stock options	500,000	40,000	--	--	--	60,000	--	--	100,000
Issuance of common stock for services	1,135,000	90,800	--	--	--	1,801,952		--	1,892,752
Issuance of shares in private placement, together with warrants, net of cash offering costs of $184,975	3,437,181	274,974	--	--	--	1,811,706	--	--	2,086,680
Shared issued for cash and guarantee of acquisition note	400,000	32,000	--	--	--	118,000	--	--	150,000
Amortization of deferred compensation	--	--	35,333	--	--	--	--	--	35,333
Net Loss for the year ended September 30, 2000	--	--	--	--	--	--	--	(3,595,192)	(3,595,192)

Balance, September 30, 2000	17,590,314	$1,407,225	$(53,000)	$--	$--	$12,660,898	$--	$(7,679,185)	$6,335,938

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2005

	Common Stock		Deferred Compen-	Prepaid Consulting	Stock Sub-scription	Additional Paid In	Members’	Retained Earnings (Accum- ulated	Stock- holders’ Equity (Net Capital
	Shares	Amount	sation	Fees	Receivable	Capital	Capital	Deficit)	Deficency)

Balance, September 30, 2000	17,590,314	$1,407,225	$(53,000)	$--	$--	$12,660,898	$--	$(7,679,185)	$6,335,938

Issuance of shares in private placement, together with warrants, net of cash offering costs of $130,018	1,469,575	117,566	--	--		352,416	--	--	469,982
Exercise of warrants and issuance of reparative shares, net of cash offering costs of $99,718	2,454,975	196,398	--	--	--	834,964	--	--	1,031,362
Issuance of shares in private placement	100,000	8,000	--	--	--	32,000	--	--	40,000
Issuance of common stock for production rights	100,000	8,000	--	--	--	104,500	--	--	112,500
Amortization of deferred compensation	--	--	25,999	--	--	--	--	--	25,999
Return of shares pursuant to settlement agreement with certain management	(1,675,688)	(134,055)	--	--	--	(1,273,489)	--	--	(1,407,544)
Cancellation of options pursuant to settlement agreement with certain management	--	--	27,001	--	--	(27,001)	--	--	--
Return of shares in connection with termination of stock purchase agreement, effective July 30, 2001	(1,350,000)	(108,000)	--	--	--	(4,042,000)	--	--	(4,150,000)
Issuance of shares in settlement	91,833	7,347	--	--	--	6,428	--	--	13,775
Issuance of shares to directors to cancel debt and accrue compensation	1,442,563	115,405	--	--	--	--	--	--	115,405
Issuance of common stock for services	1,970,000	157,600	--	--	--	336,030	--	--	493,630
Net loss for the year ended September 30, 2001	--	--	--	--	--	--	--	(3,118,454)	(3,118,454)

Balance, September 30, 2001	22,193,572	$1,775,486	$--	$--	$--	$8,984,746	$--	$(10,797,639)	$(37,407)

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2005

	Common Stock		Deferred Compen-	Prepaid Consulting	Stock Sub-scription	Additional Paid In	Members’	Retained Earnings (Accum- ulated	Stock- holders’ Equity (Net Capital
	Shares	Amount	sation	Fees	Receivable	Capital	Capital	Deficit)	Deficency)

Balance, September 30, 2001	22,193,572	$1,775,486	$--	$--	$--	$8,984,746	$--	$(10,797,639)	$(37,407)

Issuance of Warrants in Production Contract	--	--	--	--	--	235,200	--	--	235,200

Issuance of Shares in settlement	400,000	32,000	--	--	--	67,000	--	--	99,000

Issuance of Shares in settlement note	100,000	8,000	--	--	--	12,000	--	--	20,000

Issuance of Shares for compensation	2,050,000	164,000	--	--	--	122,000	--	--	286,000

Issuance of Shares for services	1,245,000	99,600	--	--	--	374,250	--	--	473,850

Net loss for the year ended September 30, 2002	--	--	--	--	--	--	--	(1,578,316)	(1,578,316)

Balance, September 30, 2002	25,988,572	$2,079,086	$--	$--	$--	$9,795,196	$--	$(12,375,955)	$(501,673)

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2005

	Common Stock		Deferred Compen-	Prepaid Consulting	Stock Sub- scription	Additional Paid In	Members’	Retained Earnings (Accum- ulated	Stock- holders’ Equity (Net Capital
	Shares	Amount	sation	Fees	Receivable	Capital	Capital	Deficit)	Deficency)

Balance, September 30, 2002	25,988,572	$2,079,086	$--	$--	$--	$9,795,196	$--	$(12,375,955)	$(501,673)

To revise par value from $.08 to $.0015	--	(2,040,103)	--	--	--	$2,040,103	--	--	--

Balance, October 1, 2002	25,988,572	$38,983	$--	$--	$--	$11,835,299	$--	$(12,375,955)	$(501,673)

Issuance of shares to cancel production contract and retire warrants	125,000	188	--	--	--	36,062	--	--	36,250

Issuance of shares to convert bridge notes	458,333	687	--	--	--	18,813	--	--	19,500

Issuance of shares to cancel unpaid compensation and professional fees	10,675,000	16,013	--	--	--	215,887	--	--	231,900

Issuance of shares for reparations	750,000	1,125	--	--	--	13,875	--	--	15,000

Issuance of shares to settle license fees	1,200,000	1,800	--	--	--	22,200	--	--	24,000

Issuance of shares @ $.03 per share in private placements	1,433,333	2,150	--	--	--	42,850	--	--	45,000

Issuance of shares @ $.08 per share in private placements	625,000	938	--	--	--	49,062	--	--	50,000

Issuance of shares @ $.10 per share in private placements, net of cash offering costs of $46,006	1,637,500	2,456	--	--	--	115,289	--	--	117,745

Issuance of shares to settle $50,000 loan and collateral in connection with cancelled merger agreement	2,400,000	3,600	--	--	--	140,400	--	--	144,000

Issuance of shares for employment agreement with President	3,000,000	4,500	(210,000)	--	--	205,500	--	--	--

Amortization of deferred compensation	--	--	20,417	--	--	--	--	--	20,417

Net loss for the year ended September 30, 2003	--	--	--	--	--	--	--	(850,154)	(850,154)

Balance, September 30, 2003 (As Restated)	48,292,738	$72,440	$(189,583)	$--	$--	$12,695,237	$--	$(13,226,109)	$(648,015)

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2005

	Common Stock		Deferred Compen-	Prepaid Consulting	Stock Sub-scription	Additional Paid In	Members’	Retained Earnings (Accum- ulated	Stock- holders’ Equity (Net Capital
	Shares	Amount	sation	Fees	Receivable	Capital	Capital	Deficit)	Deficency)

Balance, September 30, 2003 (As Restated)	48,292,738	$72,440	$(189,583)	$--	$--	$12,695,237	$--	$(13,226,109)	$(648,015)

Issuance of shares @ $.08 per share in private placements	2,100,000	3,150	--	--	--	166,850	--	--	170,000

Issuance of shares to Company President for license rights	10,000,000	15,000	--	--	--	(15,000)	--	--	--

Issuance of shares and warrants to settle bridge notes and accrued interest	1,050,000	1,575	--	--	--	288,199	--	--	289,774

Issuance of shares to cancel unpaid compensation and professional fees	900,000	1,350	--	--	--	198,650	--	--	200,000

Issuance of shares for services	600,000	899	--	--	--	101,101	--	--	102,000

Issuance of shares to settle advances	200,000	300	--	--	--	39,700	--	--	40,000

Issuance of shares pursuant to exercise of warrants	180,000	270	--	--	(19,000)	21,730	--	--	3,000

Issuance of shares and warrants for prepaid consulting	25,000	38	--	(265,360)	--	265,322	--	--	--

Debt discount related to issuance of warrants and beneficial conversion of convertible debentures	--	--	--	--	--	800,000	--	--	800,000

Debt discount related to issuance of warrants and beneficial conversion of convertible debentures to officers	--	--	--	--	--	200,000	--	--	200,000

Offering costs	--	--	--	--	--	(80,000)	--	--	(80,000)

Amortization of deferred compensation	--	--	70,000	--	--	--	--	--	70,000

Amortization of prepaid consulting fees			--	154,947	--	--	--	--	154,947

Net loss for the year ended September 30, 2004	--	--	--	--	--	--	--	(1,846,323)	(1,846,323)

Balance, September 30, 2004 (As Restated)	63,347,738	$95,022	$(119,583)	$(110,413)	$(19,000)	$14,681,789	$--	$(15,072,432)	$(544,617)

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2005

	Common Stock		Deferred Compen-	Prepaid Consulting	Stock Sub- scription	Additional Paid In	Members’	Retained Earnings (Accum- ulated	Stock- holders’ Equity (Net Capital
	Shares	Amount	sation	Fees	Receivable	Capital	Capital	Deficit)	Deficency)

Balance, September 30, 2004 (As Restated)	63,347,738	$95,022	$(119,583)	$(110,413)	$(19,000)	$14,681,789	$--	$(15,072,432)	$(544,617)

Issuance of shares to settle bridge notes and accrued interest	590,000	885	--	--	--	70,890	--	--	71,775

Issuance of shares for services	850,000	1,275	--	--	--	134,225	--	--	135,500

Issuance of shares for cancellation of warrants	250,000	375	--	--	--	27,125	--	--	27,500

Issuance of shares pursuant to exercise of warrants receivable	790,531	1,186	--	--	(197,633)	196,447	--	--	--

Issuance of shares in settlement	877,625	1,316	--	--	--	88,684	--	--	90,000

Issuance of warrants for prepaid consulting	--	--	--	(289,930)	--	289,930	--	--	--

Prepaid financing costs related to issuance of warrants	--	--	--	--	--	272,000	--	--	272,000

Issuance of warrants in connection with investment in Z-Force	--	--	--	--	--	475,284	--	--	475,284

Amortization of prepaid consulting fees	--	--	--	223,410	--	--	--	--	223,410

Amortization of deferred compensation	--	--	70,000	--	--	--	--	--	70,000

Debt discount related to issuance of warrants and beneficial conversion of convertible debentures	--	--	--	--	--	65,671	--	--	65,671

Equity of Z-Force Enterprises, LLC	--	--	--	--	--	--	1,367,660	--	1,367,660

Net loss for the year ended September 30, 2005	--	--	--	--	--	--	--	(2,510,206)	(2,510,206)

Balance, September 30, 2005	66,705,894	$100,059	$(49,583)	$(176,933)	$(216,633)	$16,302,045	$1,367,660	$(17,582,638)	$(256,023)

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW

	For The Years Ended September 30,		From April 1, 1998 (Inception) To September 30,
	2005	2004	2005
		(As Restated)
Cash flows from operating activities:
Net Loss	$(2,510,206)	$(1,846,323)	$(17,582,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	383	96	133,401
Amortization of prepaid consulting fees paid with equity	223,410	--	223,410
Amortization of deferred compensation paid with equity	70,000	--	70,000
Amortization of loan discount	708,011	330,685	1,056,196
Amortization of prepaid financing costs	105,820	--	105,820
Loan fees	--	--	25,000
Loss on abandonment of equipment	--	--	45,622
Stock based compensation and expenses paid with equity	135,500	399,221	8,633,122
Minority interest in loss of consolidated subsidiary	(81,455)	--	(81,455)
Equity in earnings of unconsolidated subsidiary	--	--	(96,774)
Settlement income relating to stock	--	--	(1,504,150)
Loss on termination of interest in unconsolidated subsidiary	--	--	1,985,909
Changes in assets and liabilities:
Deferred charges and other current assets	(9,464)	(24,051)	490,152
Production advances	(1,599,773)	--	(1,599,773)
Accounts payable and accrued expenses	191,819	137,268	746,100
Other liabilities	--	178,239	872,548

Net cash used in operating activities	(2,765,955)	(824,865)	(6,477,510)

Cash flows from investing activities:
Investment in intangible assets	--	--	(90,481)
Investment in property and equipment	--	(1,150)	(68,528)
Advance on production rights	--	--	(337,500)
Investment in subsidiary	--	--	(1,850,000)

Net cash used in investing activities	--	(1,150)	(2,346,509)

Cash flows from financing activities:
Net proceeds from issuance of equity	--	173,000	4,798,911
Proceeds from investment in subsidiary	2,477,075	--	2,477,075
Proceeds from loans, net of offering costs	350,000	720,000	1,660,213
Advances from officers and stockholders	--	--	400,954
Repayment of loans	(70,392)	(10,570)	(379,675)

Net cash provided by financing activities	2,756,683	882,430	8,957,478

Net increase (decrease) in cash and cash equivalents	(9,272)	56,415	133,459

Cash and cash equivalents, Beginning of Period	142,731	86,316	--

Cash and cash equivalents, End of Period	$133,459	$142,731	$133,459

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$94,004	$--	$94,004
Income taxes paid	$--	$--	$--

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the fiscal year ended September 30, 2005, the Company had the following non-cash investing and financing activities:

Issuance of common stock in settlement	$71,775

Issuance of common stock for cancellation of warrants	$27,500

Issuance of common stock to settle bridge notes and accrued interest	$90,000

Prepaid financing costs related to issuance of warrants	$272,000

Debt discount relating to issuance of warrants and beneficial conversion of convertible debentures payable	$65,671

Issuance of common stock upon in exchange for stock subscription receivable	$197,633

Issuance of convertible debentures in settlement Of accrued interest	$86,165

Issuance of warrant in connection with investment In Z-Force	$475,284

During the fiscal year ended September 30, 2004, the Company had the following non-cash investing and financing activities:

Debt discount relating to issuance of warrants	$800,000

Issuance of 900,000 shares of common stock to two officers to settle unpaid expenses and compensation	$200,000

Issuance of 1,050,000 shares of common stock to settle bridge notes and accrued interest	$217,500

Issuance of warrants in payment for offering costs	$115,265

Issuance of 25,000 shares of common stock and 1,300,00 warrants for prepaid consulting	$265,361

Issuance of convertible debentures to two officers in settlement of accrued compensation	$200,000

Debt discount relating to beneficial conversion of convertible debentures payable to officers	$200,000

Issuance of 200,000 shares of common stock in Settlement of advances and accrued interest	$40,000

Issuance of 180,000 shares of common stock upon exercise of warrants in exchange for stock subscription receivable	$19,000

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

The Company's primary business is the creation, co-production, marketing and distribution of high quality, world class children's and family-oriented entertainment properties. The Company has designed a multi-platform marketing program for its properties, utilizing television, home video, merchandise licensing, electronic and video games and book and music publishing.

Earthworks was originally incorporated under the laws of the State of Delaware on December 3, 1986.

INVESTMENT IN Z-FORCE ENTERPRISES, LLC
In November 2004, the Company formed a subsidiary, Z-Force Enterprises, Inc. (“Z-Force”) which is designed to hold those assets pertaining to the Z-force properties.

In January 2005, the Company’s majority owned subsidiary, Z-Force Enterprises, LLC, received approximately $2.25 million, net of transaction costs, to provide funding for the production of the initial episodes of its Z-Force animated children’s television series. Z-Force Enterprises, LLC holds the Company’s controlling interest in the Z-Force project.

As a result of the aforementioned funding, the Company’s profit participation in the project decreased from 45% to 40%. The Z-Force Enterprises, LLC minority members have a 26% profit participation and other co-participants have a 34% profit participation interest. The Company’s interest in the licensing rights representation and management remains at 100%.  It is anticipated that the profit participants will be required to contribute a further percentage of profit interest to secure additional financing for the Z-Force series production.

In connection with the investments made by the minority members to Z-Force Enterprises, LLC, the Company issued common stock warrants to the minority members and a finder who facilitated the transaction. The warrants give the holders the right to purchase 3,001,327 shares of the Company’s common stock at an exercise price of $.15 per share and expire in December 2007.

At September 30, 2005, the Company recorded minority interest in consolidated subsidiary of $552,676, representing the minority member’s 25.6% interest in the Company’s subsidiary Z-Force Enterprises, LLC.

NOTE 2 - GOING CONCERN

To date, the Company has funded its operations by the sale of common stock and by loans from officers and certain shareholders. Between April 1, 1998 and September 30, 2005, Earthworks incurred operating losses totaling $17,582,638. As a result, at September 30, 2005, the Company had a working capital deficit of $1,325,975. The Company’s ability to continue as a going concern and its future success will be dependent upon its ability to raise capital in the near term to:

(1)	satisfy Earthworks’ current obligations,
(2)	continue the development of properties and projects, and
(3)	implement its plans to market the properties and projects.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN (Continued)

Management believes that it will be able to complete the necessary steps in order to meet Earthworks’ cash flow requirements throughout fiscal 2006 and to continue its development and commercialization efforts. Management's plans in this regard include the following:

(1) Management presently has ongoing negotiations regarding a number of financing alternatives, primarily the private sale of equity or convertible debt. Management believes that one or more financings will be successfully closed and provide the working capital necessary to maintain the current visibility and development of our show properties until the Company can obtain cash flow from revenues.

(2) In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company:

(A) On June 15, 2003, the Company appointed Peter Keefe as the Company's Chief Executive Officer. Management believes Mr. Keefe's network of global contacts, associations and affiliations in the children's and family entertainment and licensing industries will connect the Company with a uniquely broad, and extremely valuable, base of exciting revenue generating marketing opportunities.

(B) The Company has established a platform to launch its properties and products in the global television and merchandise licensing marketplace. The Company is currently marketing nine entertainment properties and is in negotiations to secure further properties that it calculates have a high potential for success. The Company also has valuable and unique relationships with leading production, distribution and licensing groups in the global entertainment market. The Company has built working alliances with several outside production studios and talent pools and the Company has identified several projects it plans to implement on a property by property basis during fiscal 2006 and beyond.

Management believes that actions presently being taken to complete the Company's development stage through the production, licensing and distribution of children's and family entertainment properties will ultimately generate sufficient revenue to support its operations. However, there can be no assurance that Earthworks will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

The Company restated its financial statements for the fiscal year ended September 30, 2004. The restated financial results reflect the following errors:

Proper allocation of proceeds from convertible debentures pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Returns” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.”

Pursuant to EITF 00-27, the discount relating to the beneficial conversion feature and common stock warrants is being accreted from the date of issuance to the stated redemption date.

Pursuant to SAB 48 Topic 5G, “Transfers of Nonmonetary Assets by Promoters or Shareholders”, the capitalization of certain rights acquired from the Company’s CEO. The rights were originally capitalized based on fair market value of the shares of common stock exchanged for the rights. Because the CEO is also a shareholder, the rights have been recorded at the CEO’s historical cost, which is zero.

	Year Ended
	September 30, 2004
	As Reported	As Restated

Net Revenues	$--	$--
Accumulated Deficit	$(16,066,722)	$(15,072,432)
Net Loss	$(2,365,315)	$(1,846,323)
Loss Per Share	$(.04)	$(.03)
Total Assets	$2,163,654	$167,836

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated balance sheet as of September 30, 2005 includes the accounts of the Company and its majority owned subsidiary, Z-Force Enterprises, LLC, of which the Earthworks has a 74.4% interest. The financial statements of Z-Force have been included in these consolidated financial statements because the Company has significant control over the operations of Z-Force. Also included is the Company's wholly owned subsidiary, Earthworks Brand Management, which is currently inactive.  All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Net loss per diluted share for the years ended September 30, 2005 and 2004 exclude the following common stock equivalents because their effect is anti-dilutive:

	2005	2004

Stock Options	950,000	750,000
Stock Warrants	15,713,075	10,939,189
Convertible debt, if converted	16,875,000	12,500,000

Total	33,538,075	24,189,189

STOCK-BASED COMPENSATION
The Company uses the intrinsic method of accounting for its stock option plan.

VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts reported in the consolidated balance sheets for cash, accounts payable, and accrued expenses approximate their fair values due to the short term maturities of these financial instruments. The fair value of the Company’s debt obligations approximates its carrying value.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PRODUCTION COSTS
Production costs are charged to operations over the effective period of each agreement. Production costs anticipated to be charged to operations during the next year are classified as current assets. As of September 30, 2004 the Company had production costs of $22,184. At September 30, 2005, the Company had $1,621,957 in production costs. These costs have been classified as non-current assets because it is anticipated that the costs will not be charged to operations until fiscal 2007.

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

NOTE 5 - PREPAID FINANCING COSTS

Prepaid financing costs represent the estimated fair value of 2,666,667 common stock warrants, issued primarily to related parties that are investors in Z-Force Enterprises, LLC, in conjunction with the extension of $800,000 of convertible debentures. Prepaid financing costs are amortized over the extension period of one year. As of September 30, 2005, $105,820 has been amortized and the balance reflected in the balance sheet is $166,180.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, at September 30, 2005 is as follows:

Office equipment	$1,150
Less accumulated depreciation	(479)
$671

NOTE 7 - STOCKHOLDERS' EQUITY

STOCKHOLDER TRANSACTIONS
During the fiscal year ended September 30, 2005, the Company issued 590,000 share of common stock to settle certain bridge notes and accrued interest. The value of the stock was $71,775.

In fiscal 2005, the Company issued 850,000 shares of common stock in exchange for services. The stock was valued at $135,500.

In exchange for the cancellation of 500,000 common stock warrants, the Company issued 250,000 shares of common stock, valued at $27,500.

Common stock warrants to purchase 790,531 shares of common stock at $.25 per share were exercised during fiscal 2005. The total value of $197,633 resulted in a stock subscription receivable.

During the fiscal year ended September 30, 2005, the Company issued 877,625 shares of common stock to settle prior disputes. The stock was valued at $90,000.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' EQUITY (Continued)

STOCKHOLDER TRANSACTIONS (Continued)
Common stock warrants with an estimated fair value of $289,930 were issued during fiscal 2005 in connection with services provided by consultants. The amount represents payment for future services and will be amortized into expense over the terms of the contracts. Of this and prior amounts, $223,410 was charged to expense during fiscal 2005.

In connection with the issuance of $50,000 of convertible debentures, $46,040 has been allocated to the beneficial conversion feature and the value of the attached warrants. The estimated fair value of the warrants of $18,319 and the intrinsic value of the beneficial conversion feature of $27,721 were allocated to paid-in capital.

In connection with the issuance of $300,000 of convertible debentures, the estimated fair value of the warrants of $19,631 was allocated to paid-in capital.

During the fiscal year ended September 30, 2003, the Company issued 3,000,000 shares of common stock to its CEO in connection with a three year employment agreement valued at $210,000. The value is being amortized over the term of the agreement and the unamortized portion is reflected in the stockholders’ equity section of the balance sheet as deferred compensation. For each of the fiscal years 2005 and 2004, $70,000 was charged to expense. The balance in stockholders’ equity as of September 30, 2005 was $49,583.

In connection with the investments made by members to Z-Force Enterprises, LLC, the Company issued common stock warrants to the members and a finder who facilitated the transaction. The warrants give the holders the right to purchase 3,001,327 shares of the Company’s common stock at an exercise price of $.15 per share and expire in December 2007. The warrants were valued at $475,284.

In connection with the extension of $800,000 of convertible debentures, 2,666,667 common stock warrants were issued primarily to investors in Z-Force. The estimated fair value of the warrants of $272,000 was allocated to paid in capital.

The estimated fair values of warrants issued were calculated as of the date of each respective grant, using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 171% to 188%, risk-free interest rate of 2.3% to 3.9% and expected warrant life of three to five years.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' EQUITY (Continued)

STOCK OPTIONS
In connection with the employment agreements discussed in Note 8, the Company issued stock options to its officers which vest over the two years and expire in three years.

A summary of the stock option activity for the two years ended September 30, 2005, all of which were nonqualified stock options, is set forth below:

		WEIGHTED
		AVERAGE
	NUMBER OF	EXERCISE
	OPTIONS	PRICE

Outstanding at October 1, 2003	950,000.250
Granted	--	--
Exercised	--	--
Canceled	--	--

Outstanding at September 30, 2004	950,000	$.250
Granted	--	--
Exercised	--	--
Canceled	--	--

Outstanding at September 30, 2005	950,000.250

Exercisable at September 30, 2005	950,000	$.250

The per share weighted average remaining life of the options outstanding at September 30, 2005 is .75 years.

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

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' EQUITY (Continued)

STOCK OPTIONS (Continued)
For pro forma purposes, the weighted average fair value of options granted in 2003 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 217%, risk-free interest rate of 1.4% and expected option life of three years. Had compensation expense for the stock options granted been determined based on estimated fair value at the grant dates, the Company’s net loss for 2005 and 2004 would have been increased to the pro forma amounts shown below.

	September 30,	September 30,
	2005	2004
		(As Restated)
Net loss:
As reported	$(2,510,206)	$(1,846,323)
Proforma	$(2,077,120)	$(1,859,559)

Earnings Per Share:
As reported	$(.04)	$(.03)
Proforma	$(.04)	$(.03)

COMMON STOCK WARRANTS
A summary of the warrant activity for the two years ended September 30, 2005 is set forth below:

		WEIGHTED
		AVERAGE
	NUMBER OF	EXERCISE
	WARRANTS	PRICE

Outstanding at October 1, 2003	4,153,772	$1.26
Granted	6,998,417.21
Exercised	(180,000)	.12
Canceled or Expired	(33,000)	.12

Outstanding at September 30, 2004	10,939,189.61
Granted	9,214,658.16
Exercised	(790,531)	.25
Canceled or Expired	(3,650,241)	1.50

Outstanding at September 30, 2005	15,713,075	$.18

PREFERRED STOCK
The certificate of incorporation of the Company authorizes its Board of Directors to issue for value 1,000,000 shares of preferred stock, $10 par value. Preferred stock may be issued in series with such designations, relative rights, preferences and limitations as may be fixed from time to time by the Board of Directors of the Company. As of September 30, 2005 the Company had no preferred stock outstanding.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - TRANSACTIONS WITH RELATED PARTIES

EMPLOYMENT AGREEMENTS
On June 15, 2003, the Company entered into an employment agreement with its president and chief executive officer. The general terms of the agreement provides for a grant of 3,000,000 shares of common stock upon execution of the agreement; a base salary of $185,000 per year with annual increases of 10% through 2006 and a grant of 400,000 stock options with an exercise price of $.25 per share of common stock. The value of the common stock grant of $210,000 has been reflected in the balance sheet as deferred compensation, net of amortization of $160,417 for the fiscal year ended September 30, 2005. At the signing of the agreement, 200,000 of the stock options vested immediately and the remainder vest at 100,000 options per year through fiscal 2005. For the fiscal years ended September 30, 2005 and 2004, a total of $278,500 and $260,396, respectively, was charged to compensation expense. Included in expense for fiscal 2005 and 2004 is $70,000 and $70,000, respectively, in deferred compensation.

On July 1, 2003, the Company entered into an employment agreement with its executive vice president and chief financial officer. The general terms of the agreement provides for a base salary of $165,000 per year with annual increases of 10% through 2006 and a grant of 300,000 stock options with an exercise price of $.25 per share of common stock. At the signing of the agreement, 100,000 of the stock options vested immediately and the remainder vest at 100,000 options per year through fiscal 2005. For the fiscal years ended September 30, 2005 and 2004, $186,500 and $169,125, respectively, was charged to compensation expense.

On June 1, 2005, the Company entered into an employment agreement with its Head of Marketing and Licensing. The general terms of the agreement provide for a base fee of $15,000 per month for twenty-four months and a grant of 2,000,000 common stock warrants with an exercise price of $.20 per share of common stock, 500,000 warrants vesting immediately and 500,000 warrants vesting every six months thereafter through 2006. The agreement may be terminated by either party with a thirty day written notice. For the fiscal year ended September 30, 2005, $136,668 was charged to compensation expense. Included in expense for fiscal 2005 is $52,500 related to the issuance of common stock and $24,168 related to the issuance of common stock warrants.

CONVERTIBLE DEBENTURES TO RELATED PARITES
On May 12, 2004, the Company issued $800,000 of convertible debentures, primarily to related parties that are investors in Z-Force Enterprises, LLC, due one year from the date of the notes. The notes are convertible into shares of the Company’s common stock at $.08 per share. The notes bear interest at 10% per annum and the note holders received 1,666,667 common stock warrants to purchase one share of the Company’s common stock at $.15 per share.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

CONVERTIBLE DEBENTURES TO RELATED PARITES (CONTINUED)
In connection with the issuance of $800,000 of convertible debentures, $800,000 has been allocated to the beneficial conversion feature and the value of the attached warrants. The estimated fair value of the warrants of $310,400 and the intrinsic value of the beneficial conversion feature of $489,600 were allocated to paid-in capital. The resulting debt discount is being amortized on a straight-line basis over the term of the debentures of one year. During the years ended September 30, 2005 and 2004, $500,000 and $300,000, respectively, was amortized in the accompanying statement of operations as interest expense.

On August 6, 2004, the Company issued $200,000 of convertible debentures to two of its officers in payment for unpaid compensation. The notes are convertible into the Company’s common stock at $.08 per share. The notes bear interest at 10% per annum and mature one year from the date of the notes.

In connection with the issuance of $200,000 of convertible debentures to officers, $200,000 has been allocated to the beneficial conversion feature. The intrinsic value of the beneficial conversion feature of $200,000 was allocated to paid-in capital. The resulting debt discount is being amortized on a straight-line basis over the term of the debentures of one year. As of September 30, 2005 the discount was fully amortized. A total of $169,315 and $30,685 was charged to interest expense during the years ended September 30, 2005 and 2004, respectively.

In December 2004, the Company issued a $50,000 convertible debenture to a related party that is an investor in Z-Force Enterprises, LLC, due one year from the date of the note. The note is convertible into shares of the Company’s common stock at $.08 per share. The note bears interest at 10% per annum and the note holder received 166,667 common stock warrants to purchase one share of the Company’s common stock at $.15 per share. The note is currently in default.

In connection with the issuance of $50,000 of convertible debentures, $46,040 has been allocated to the beneficial conversion feature and the value of the attached warrants. The estimated fair value of the warrants of $18,319 and the intrinsic value of the beneficial conversion feature of $27,721 were allocated to paid-in capital. The resulting debt discount is being amortized on a straight-line basis over the term of the debenture of one year. For the year ended September 30, 2005, $36,201 was amortized as interest expense. The balance of $9,839 is reflected as a discount to the debentures in the accompanying balance sheet.

In May 2005, convertible debentures totaling $800,000 were amended to extend the maturity date to May 12, 2006. In conjunction with the amendment, unpaid interest totaling $86,165 was converted to debentures with interest at 10% per annum, due August 31, 2005. In conjunction with this amendment, the note holders received 2,666,667 common stock warrants to purchase one share of the Company’s common stock at $.15 per share.

In conjunction with the extension of the $800,000 convertible debentures, the officers also extended their $200,000 convertible debentures until August 6, 2006.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

CONVERTIBLE DEBENTURES TO RELATED PARITES (CONTINUED)
In September 2005, the Company issued $300,000 of convertible debentures to members of Z-Force, due one year from the date of the notes. The notes are convertible into shares of the Company’s common stock at $.08 per share. These notes bear interest at 10% per annum and the notes holders received 180,000 common stock warrants to purchase one share of the Company’s common stock at $.01 per share.

In connection with the issuance of $300,000 of convertible debentures, $19,631 has been allocated to the estimated fair value of the attached warrants. The amount was allocated to paid-in capital. The resulting debt discount is being amortized on a straight-line basis over the term of the debentures of one year. As of September 30, 2005 $2,495 was amortized and is reflected in the accompanying statement of operations as interest expense. The balance of $17,136 is reflected as a discount to the debentures in the accompanying balance sheet.

The estimated fair values of the common stock warrants issued were calculated as of the dates of each respective grant, using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 217% to 229%, risk-free interest rate of 1.9% to 2.5% and expected warrant life of three to five years.

COMMON STOCK WARRANTS TO RELATED PARTIES
In connection with the investments made by members to Z-Force Enterprises, LLC, the Company issued common stock warrants to the members and a finder who facilitated the transaction. The warrants give the holders the right to purchase 3,001,327 shares of the Company’s common stock at an exercise price of $.15 per share and expire in December 2007. The warrants were valued at $475,284.

FEES, SYNDICATION COSTS AND ORGANIZATION EXPENSES
In conjunction with the organization and funding of Z-Force, the Company paid $198,166 in commissions and $6,642 in management fees to a related party that is an investor in Z-Force Enterprises, LLC.

NOTE 9 - COMMITTMENTS AND CONTINGENCIES

CONSULTING AGREEMENTS
On April 15, 2005, the Company entered into a consulting agreement with an independent contractor. The general terms of the agreement provides for a base fee of $2,500 per month for six months and a grant of 300,000 shares of common stock warrants exercisable at $.15 per share. The agreement may be terminated by either party with a thirty day written notice.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITTMENTS AND CONTINGENCIES

CONSULTING AGREEMENTS
On June 16, 2005, the Company entered into a consulting agreement with an independent contractor. The general terms of the agreement provide for a base fee of $3,000 per month for the next six months, a grant of 100,000 shares of restricted common stock upon execution of the agreement and a grant of 400,000 fully vested common stock warrants with an exercise price of $.10 per share of common stock.

On June 16, 2005, the Company entered into a consulting agreement with an independent contractor. The general terms of the agreement provide for a base fee of $4,000 per month on a month-to-month basis.

On July 8, 2005, the Company entered into a consulting agreement with an independent contractor. The general terms of the agreement provide for services for six months, in exchange for a grant of 500,000 fully vested common stock warrants with an exercise price of $.25 per share of common stock.

NOTE 10 - LEASES

The office facility is provided rent free by the Company Chairman.

NOTE 11 - INCOME TAXES

Provision for income taxes consists of the following:

September 30,
	2005	2004
(As Restated)
Currently payable
Federal	$--	$--
State	--	--
	$--	$--

The components of the Company’s deferred tax asset is as follows:

Federal and State Net Operating

Losses	$16,500,000

Less: Valuation Allowance	(16,500,000)

Net Deferred Tax Asset	$--

Due to the uncertainty of profitable operations, and the restrictions and limitations on the use of the Company’s net operating losses, a valuation allowance for the full amount of the deferred tax asset has been recorded. At September 30, 2005, the valuation allowance increased $1,700,000 over the preceding year.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (Continued)

A reconciliation of the federal statutory tax amount to the Company’s actual tax amount for the year ended September 30, 2005 and 2004 is as follows:

	September 30,
	2005		2004
			(As Restated)
Statutory Benefit	40%		40%

Loss for Which No Benefit Was Received	(40%	)	(40%	)

Effective Rate	--		--

NOTE 12 - SUBSEQUENT EVENT

In December 2005, the Company issued a $100,000 convertible debenture, due one year from the date of the note. The note is convertible into shares of the Company’s common stock at $.075 per share. The note bears interest at 8% per annum and the note holder received 270,000 common stock warrants to purchase one share of the Company’s common stock at $.15 per share.

NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS

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

The Company will implement SFAS 123R in the second quarter of 2006 using the modified prospective method. This method requires the Company to record compensation expense for all awards granted after the time of adoption and to recognize the unvested portion of previously granted awards that remain outstanding at the time of adoption as the requisite service is rendered. The compensation cost will be based on the grant date fair value of the equity award. As of the issuance of these financial statements, the Company has not determined the impact of the adoption of SFAS 123R.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Peter Keefe, our Chief Executive Officer, and William Campbell, our Chief Financial Officer, carried out an evaluation of the effectiveness of Earthworks’s disclosure controls and procedures as of September 30, 2005. Pursuant to Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Earthworks in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Earthworks is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Messrs’ Keefe and Campbell concluded that Earthworks’ system of disclosure controls and procedures was effective as of September 30, 2005 for the purposes described in this paragraph.

Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the fourth quarter of Earthworks’ 2005 fiscal year that has materially affected or is reasonably likely to materially affect Earthworks’s internal control over financial reporting.

ITEM 8B OTHER INFORMATION

In November 2005 Earthworks Management determined that the book value of certain rights that Earthworks had acquired from Peter Keefe in exchange for 10,000,000 shares of Earthworks common stock should be restated. Originally, Earthworks had recorded the rights on its balance sheet at the market value of the shares exchanged for the rights. However, because Mr. Keefe was a control person with respect to Earthworks at the time of the acquisition, Management determined that it was more appropriate to record the rights at Mr. Keefe’s cost. Mr. Keefe’s demonstrable cost for the rights was zero. Therefore the book value of the rights on the Company’s balance sheet has been reduced from $2,000,000 to zero.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

Our present executive officers and directors are:

NAME	AGE	POSITION HELD

Peter Keefe	53	President (Chief Executive Officer), Director

William H. Campbell	60	Executive Vice President (Chief Financial Officer), Director

Catherine Malatesta	46	Director

Peter Keefe, President, Chief Executive Officer and Director, is a creator, producer and marketer of television series and merchandise licensing properties. During the past eighteen years Mr. Keefe has created, produced and sold over 600 half hours of award winning children’s and family entertainment programming. Some of his hit performance properties in the global entertainment market include Voltron, Denver the Last Dinosaur, Widget, Mr. Bogus and Twinkle. Mr. Keefe has been employed as CEO of Earthworks since June 2003. From January 2001 to June 2003 Mr. Keefe was an entertainment industry independent contractor.

William H. Campbell, Executive Vice President, Chief Financial Officer and Director, has been the CFO of Earthworks since July 2003. Mr. Campbell has 15 years experience in investor and corporate relations. In addition, Mr. Campbell was one of the founders of National Media, which became the largest purchaser of cable television time in the United States. From January 2001 until July 2003 Mr. Campbell was employed by Earthworks (FKA eContent) as its Executive Vice President.

Catherine Malatesta, Director, has been the key executive responsible for implementing the global TV marketing strategies for many hit properties including the original Teenage Mutant Ninja Turtles. Her 20 year career as a senior production, sales and marketing studio executive includes top positions with Warner International Television and Westinghouse Broadcasting. Ms. Malatesta has been employed since June 2005 as the Head of Marketing and Licensing. From January 2001 to May 2005 Ms. Malatesta was an entertainment industry independent contractor.

AUDIT COMMITTEE

The Board of Directors has not appointed an Audit Committee. The Board of Directors does not have an audit committee financial expert. The Board of Directors has not been able to recruit an audit committee financial expert to join the Board of Directors because of the Company’s deficient financial condition.

CODE OF ETHICS

Earthworks does not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics because there are so few members of management.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended September 30, 2005 except that Mr. Keefe did not file two Form 4s in a timely fashion.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth all compensation awarded to, earned by, or paid to Peter Keefe, our Chief Executive Officer, and William Campbell, our Chief Financial Officer, for services rendered in all capacities to the Company during the years ended September 30, 2005, 2004 and 2003. There were no other executive officers whose total salary and bonus for the fiscal year ended September 30, 2005 exceeded $100,000.

	Fiscal
	Year	Salary		Other
Peter Keefe	2005	$208,500	(1)	70,000	(4)
	2004	$190,396	(2)	70,000	(4)
	2003	$54,456	(3)	$20,417	(4)

William Campbell	2005	$186,500	(5)	--
	2004	$169,125	(6)	$60,000	(8)
	2003	$44,250	(7)	$76,000	(9)

(1)	Includes $71,018 in accrued but unpaid salary.
(2)	Includes $98,234 in accrued but unpaid salary.
(3)	Includes $36,956 in accrued but unpaid salary.
(4)
Represents amortization of the market value of 3,000,000 shares of common stock granted by the Company. In addition the Company granted to Mr. Keefe an option to purchase 400,000 shares of common stock at an exercise price of $.25 per share.

(5)	Includes $87,303 in accrued but unpaid salary.
(6)	Includes $105,246 in accrued but unpaid salary.
(7)	Includes $36,250 in accrued but unpaid salary.
(8)	Represents the market value of 250,000 shares of common stock granted by the Company.
(9)
Represents the market value of 3,400,000 shares of common stock granted by the Company. In addition the Company granted to Mr. Keefe an option to purchase 300,000 shares of common stock at an exercise price of $.25 per share.

EQUITY GRANTS

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer and Chief Financial Officer during the year ended September 30, 2005 and those options held by each of them on September 30, 2005.

Option Grants in the Last Fiscal Year
	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation of for option term
Name	granted	year	($/share)	Date	5%	10%
Peter Keefe	0	N.A.	N.A.	N.A.	0	0
W. Campbell	0	N.A.	N.A.	N.A.	0	0

Aggregated Fiscal Year-End Option Values

Name	Number of securities underlying unexercised options at fiscal year-end (#) (All exercisable)	Value of unexercised in-the-money options at fiscal year-end ($) (All exercisable)
Peter Keefe	400,000	NONE
W. Campbell	300,000	NONE

REMUNERATION OF DIRECTORS

The officers who serve on the Board of Directors do not receive any additional compensation for service on the Board. During the year ended September 30, 2005 the Company paid to Catherine Malatesta, its sole outside director, $60,000 in cash, issued to her common stock with a market value of $52,500 and issued her common stock warrants with a market value of $24,168.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number of Common Shares of the Company owned by record, or to the knowledge of the Company, beneficially, by each Officer or Director of the Company, by all Officers and Directors as a group, and by each person owning five percent or more of the Company's outstanding shares, as of January 13, 2006, based on total shares of 66,705,894.

NAME AND ADDRESS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENTAGE OF CLASS OWNED

Peter Keefe (1)	13,100,000	19.6%
William Campbell (2)	4,500,000	6.7%
Catherine Malatesta	250,000	.4%

All officers and directors As a group (3 persons)		26.7%

(1)	Includes 400,000 options vested as of September 30, 2005. Also includes 1,000,000 shares owned by another shareholder, with respect to which Mr. Keefe has voting control.
(2)	Includes 300,000 options vested as of September 30, 2005.

EQUITY PLAN COMPENSATION INFORMATION

As of September 30, 2005, the Company did not have in effect any equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 31, 2003, the Company’s Board of Directors approved an agreement with Peter Keefe. The agreement provided for the issuance of 10,000,000 restricted shares of the Company’s common stock. In exchange for the shares, Mr. Keefe assigned to the Company certain rights to certain entertainment properties.

We believe that the foregoing transaction was as fair to Earthworks as it could have obtained from an unrelated third party.

PART IV

ITEM 13. EXHIBITS

The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB.

EXHIBIT NUMBER REFERENCE	DESCRIPTION

3a	Articles of Incorporation, as amended - included in previous filings by the Company and incorporated herein by reference.

3b	By-laws, as amended - included in previous filings by the Company and incorporated herein by reference.

10a	Employment Agreement with Peter Keefe - included in previous filings by the Company and incorporated herein by reference.

10b	Employment Agreement with William Campbell - included in previous filings by the Company and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification - Chief Executive Officer

31.2	Rule 13a-14(a) Certification - Chief Financial Officer

32.1	Rule 13a-14(b) Certification - Chief Executive Officer

32.2	Rule 13a-14(b) Certification - Chief Financial Officer

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Rosenberg Rich Baker Berman & Company billed $40,485 to the Company for professional services rendered for the audit of our fiscal 2005 financial statements and review of the financial statements included in our fiscal 2005 10-QSB filings. Rosenberg Rich Baker Berman & Company billed $27,150 to the Company for professional services rendered for the audit of our fiscal 2004 financial statements and review of the financial statements included in our fiscal 2004 10-QSB filings.

Audit-Related Fees

Rosenberg Rich Baker Berman & Company did not bill any other fees to the Company during fiscal 2005 for assurance and related services that are reasonably related to the performance of the 2005 audit or review of the quarterly financial statements. Rosenberg Rich Baker Berman & Co did not bill any other fees to the Company in fiscal 2004 for assurance and related services that are reasonably related to the performance of the 2004 audit or review of the quarterly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Co does not provide tax services to the Company.

All Other Fees

Rosenberg Rich Baker Berman & Co did not bill any other fees to the Company in fiscal 2005 or fiscal 2004 for services not described above.

 It is the policy of the Company’s Board of Directors that all services other than audit, review or attest services, must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Earthworks Entertainment, Inc.

Dated: January 13, 2006

By: /s/ Peter Keefe
Peter Keefe, CEO/President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ PETER KEEFE	Chief Executive Officer,	January 13, 2006
Peter Keefe	Director

/s/ WILLIAM H. CAMPBELL	Chief Financial Officer,	January 13, 2006
William H. Campbell	Chief Accounting Officer,
Director

/s/ CATHERINE MALATESTA	Director	January 13, 2006
Catherine Malatesta