Form 10QSB/A
period 2003-12-31
EARTHWORKS ENTERTAINMENT INC
filed 2006-02-14
CIK 820789

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-QSB/A
(Amendment #2)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 0-25319

EARTHWORKS ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	23-2442288
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number

6467 Zuma View Place, Suite 160, Malibu CA	90265
Address of principal executive offices	Zip Code

(310) 589-0227
Issuer's Telephone Number

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes	No	X

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
February 13, 2006
Common Voting Stock: 67,705,894

Transitional Small Business Disclosure Format (check one):
Yes	No	X

AMENDMENT #2
This amendment is being filed (a) to remove the designation “not reviewed” from the financial statements and (b) to restate the financial statements as described in Note 2 to the Consolidated Financial Statements.

PART I FINANCIAL STATEMENTS

Item 1.	Financial Statements (Unaudited):

Consolidated Balance Sheet as of December 31, 2003		2

Consolidated Statements of Operations for the Three Months Ended December 31, 2003 (As Restated) and December 31, 2002 and April 1, 1998 (Inception) to December 31, 2003 (As Restated)		3

Consolidated Statement of Cash Flows for the Three Months Ended December 31,2003 (As Restated) and December 31, 2002 and April 1, 1998 (Inception) to December 31, 2003 (As Restated)		4

Notes to the Consolidated Financial Statements		6

Item 2.	Management’s Discussion and Analysis or Plan of Operations	10

Item 3.	Controls and Procedures

PART II OTHER INFORMATION

Item 2	Unregistered sales of equity securities	12

Item 4	Submission of Matters to a Vote of Security Holders	12

Item 6.	Exhibits	13

Signature Page		14

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003
(Unaudited)
(As Restated)

ASSETS
Current Assets:
Cash and cash equivalents	$66,685
Prepaid financing costs	54,205
Total Current Assets	120,890

Total Assets	$120,890

LIABILITIES & NET CAPITAL DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$23,100
Accrued salaries	128,206
Accrued interest	65,006
Settlements payable	164,730
Promissory notes	219,000
Total Current Liabilities	600,042

Net Capital Deficiency
Common stock, par value $.0015 per share; authorized 100,000,000 shares, 50,687,738 shares issued and outstanding	76,032
Convertible preferred stock, authorized 1,000,000 shares, par value $10.00; no shares issued and outstanding	--
Additional paid in capital	13,130,991
Prepaid consulting fees	(17,484)
Deferred compensation	(172,083)
Deficit accumulated during development stage	(13,496,608)
Total Net Capital Deficiency	(479,152)

Total Liabilities and Net Capital Deficiency	$120,890

See notes to consolidated financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		From April 1, 1998 (Inception) To December 31,
	2003	2002	2003
	(As Restated)		(As Restated)

Net revenues	--	--	--

Direct Costs and Expenses:
Production costs	--	23,880	2,353,396
General and administrative	249,931	64,200	10,291,492
Depreciation and amortization	--	13,699	132,923

Total Costs and Expenses	249,931	101,779	12,777,811

Loss from operations before other expenses and provisions for income taxes	(249,931)	(101,779)	(12,777,811)

Other Operating Income (Expense):
Interest income	--	--	1,666
Settlement income	--	--	1,345,490
Interest expense	(20,568)	(2,500)	(131,204)
Equity in earnings of unconsolidated subsidiary	--	--	96,774
Loss from termination of interest in unconsolidated subsidiary	--	--	(1,985,901)
Loss on disposal of assets	--	--	(45,622)

Total Other Operating Income (Expense)	(20,568)	(2,500)	(718,797)

Operating Loss Before Income Taxes	(270,499)	(104,279)	(13,496,608)

Provision for income taxes	--	--	--

Net Loss	$(270,499)	$(104,279)	$(13,496,608)

Weighted average common shares outstanding, basic and diluted	48,639,803	29,311,697

Loss per common share, basic and diluted	$(.01)	$(.00)

See notes to consolidated financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended December 31,		From April 1, 1998 (Inception) To December 31,
	2003	2002	2003
	(As Restated)		(As Restated)

Cash flows from operating activities:
Net Loss	$(270,499)	$(104,279)	$(13,496,608)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	--	13,699	132,922
Amortization of prepaid consulting fees paid with equity	6,589	--	1,589
Amortization of deferred compensation paid with equity	17,500	--	35,000
Amortization of prepaid financing costs	18,068	--	18,068
Loan fees	--	--	25,000
Loss on abandonment of equipment	--	--	45,622
Stock based compensation and expenses paid with equity	--	41,200	8,103,401
Equity in earnings of unconsolidated subsidiary	--	--	(96,774)
Settlement income relating to stock	--	--	(1,504,150)
Loss on termination of interest in unconsolidated subsidiary	--	--	1,985,909
Changes in assets and liabilities:
Deferred charges and other current assets	--	5,886	523,667
Accounts payable and accrued expenses	(76,155)	13,000	618,154
Other liabilities	181,866	20,500	598,879
Net cash and cash equivalents used in operating activities	(122,631)	(9,994)	(3,009,321)

Cash flows from investing activities:
Investment in intangible assets	--	--	(90,481)
Investment in property and equipment	--	--	(67,378)
Advance on production rights	--	--	(337,500)
Investment in subsidiary paid through warrants	--	--	(1,850,000)
Net cash and cash equivalents used in investing activities	--	--	(2,345,359)

Cash flows from financing activities:
Net proceeds from issuance of common stock	103,000	--	4,728,911
Proceeds from loans	--	10,000	590,213
Advances from officers and stockholders	--	--	400,954
Repayment of loans	--	--	(298,713)
Net cash and cash equivalents provided by financing activities	103,000	10,000	5,421,365

Net increase (decrease) in cash and cash equivalents	(19,631)	6	66,685

Cash and cash equivalents, Beginning of Period	86,316	4	--

Cash and cash equivalents, End of Period	$66,685	$10	$66,685

See notes to consolidated financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$--	$--	$--

Income taxes paid	$--	$--	$--

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended December 31, 2003, the Company had the following non-cash investing and financing activity:

Issuance of 900,000 shares of common stock to two officers and one former officer to settle unpaid expenses and compensation		$200,000

Issuance of 288,000 warrants in payment for offering costs		$72,273

Issuance of 100,000 warrants and 25,000 shares of common stock for prepaid consulting		$24,073

Issuance of 200,000 shares of common stock in settlement of advances and accrued interest		$40,000

During the three months ended December 31, 2002, the Company had the following non-cash investing and financing activities:

Issuance of 800,000 shares of common stock to settle unpaid salary		$32,000

Issuance of 65,000 shares of common stock for prepaid consulting		$3,200

See notes to consolidated financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION:
The accompanying unaudited consolidated financial statements of Earthworks Entertainment, Inc. (“the Company” or “Earthworks”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the annual report for Form 10-KSB for the year ended September 30, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004.

NOTE 2 GOING CONCERN
To date, the Company has funded its operations by the sale of common stock and by loans from officers, shareholders and other investors. Between April 1, 1998 and December 31, 2003, Earthworks incurred operating losses totaling $13,496,608. As a result, at December 31, 2003, the Company had a working capital deficit of $479,152. Additionally, the Company is in default in certain of its convertible debentures. The Company’s ability to continue as a going concern and its future success will be dependent upon its ability to raise capital in the near term to:

(1) satisfy Earthworks’ current obligations,
(2) continue the development of properties and projects, and
(3) implement its plans to market the properties and projects.

Management believes that it will be able to complete the necessary steps in order to meet Earthworks’ cash flow requirements throughout fiscal 2004 and to continue its development and commercialization efforts. Management's plans in this regard include the following:

(1) Management presently has ongoing negotiations regarding a number of financing alternatives, primarily the private sale of equity and/or convertible debt. Management believes that one or more financings will be successfully closed and provide the working capital necessary to maintain the current visibility and development of show properties until the Company can obtain cash flow from revenues.

(2) In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company:

(A) On June 15, 2003 the Company appointed Peter Keefe as the Company's Chief Executive Officer. Management believes Mr. Keefe's network of global contacts, associations and affiliations in the children's and family entertainment and licensing industries will connect the Company with a uniquely broad, and extremely valuable, base of exciting revenue generating marketing opportunities.

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

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 GOING CONCERN (CONTINUED)
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

NOTE 3 RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS
The Company restated its financial statements for the three months ended December 31, 2003. The restated financial results reflect the following errors:

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

	Three Months Ended
	December 31, 2003
	As Reported	As Restated

Net Revenues	$--	$--
Accumulated Deficit	$(13,954,672)	$(13,496,608)
Net Loss	$(253,265)	$(270,499)
Loss Per Share	$(.01)	$(.01)
Total Assets	$2,110,281	$120,890

NOTE 4 PREPAID FINANCING COSTS
Prepaid financing costs represent the estimated fair value of 288,000 common stock warrants, issued in conjunction with the extension of $219,000 of bridge notes. Prepaid financing costs are amortized over the extension period of one year. As of December 31, 2003, $18,068 has been amortized and the balance reflected in the balance sheet is $54,205.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 LOSS PER COMMON SHARE, BASIC AND DILUTED
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

Net loss per diluted share for the three months ended December 31, 2003 and 2002 exclude the following common stock equivalents because their effect is anti-dilutive:

	December 31,	December 31,
	2003	2002

Stock Options	550,000	250,000
Stock Warrants	5,053,022	4,153,772

Total	5,603,022	4,403,772

NOTE 6 STOCK OPTIONS
A summary of the stock option activity for the three months ended December 31, 2003 and 2002, all of which were nonqualified stock options, is set forth below:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding at October 1, 2002	250,000	$.250
Granted	--	--
Exercised	--	--
Canceled	--	--
Outstanding at December 31, 2002	250,000	$.250

Outstanding at October 1, 2003	950,000	$.250
Granted	--	--
Exercised	--	--
Canceled	--	--
Outstanding at December 31, 2003	950,000	$.250

Exercisable at December 31, 2003	550,000	$.250

The per share weighted average remaining life of the options outstanding at December 31, 2003 is 2.5 years.

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

Had compensation expense for the stock options granted been determined based on estimated fair value at the grant dates, the Company’s net loss for the three months ended December 31, 2005 and 2004 would have been increased to the pro forma amounts shown below.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 STOCK OPTIONS (CONTINUED)
	December 31,	December 31,
	2003	2002

Net loss:
As reported	$(270,499)	$(104,279)
Proforma	$(273,059)	$(104,279)

Earnings Per Share:
As reported	$(.01)	$(.00)
Proforma	$(.01)	$(.00)

NOTE 7 COMMON STOCK WARRANTS
A summary of the warrant activity for the three months ended September 30, 2003 and 2002 is set forth below:

	NUMBER OF WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding at October 1, 2002	4,153,772	$1.26
Granted	--	--
Exercised	--	--
Canceled or Expired	--	--
Outstanding at December 31, 2002	4,153,772	$1.26

Outstanding at October 1, 2003	4,153,772	$1.26
Granted	919,250.20
Exercised	(20,000)	.15
Canceled or Expired	--	--
Outstanding at December 31, 2003	5,053,022	$1.07

NOTE 8 SUBSEQUENT EVENTS
On January 12, 2006, the Company issued 500,000 shares of common stock with 100,000 attached warrants in exchange for $30,000. The warrants have an exercise price of $.15 per share of common stock.

On January 30, 2006, the Company issued 500,000 shares of common stock with 100,000 attached warrants in exchange for $25,000. The warrants have an exercise price of $.15 per share of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW
Earthworks Entertainment, Inc. (“the Company or Earthworks”) was incorporated under the laws of Delaware on December 3, 1986. Earthworks is a development stage company, as it has not recorded any revenue since inception. The Company recorded a net loss of $270,499 for the three months ended December 31, 2003 and a net loss of $104,279 for the three months ended December 31, 2002.

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
C.
Earthworks is dependent on the efforts of the current management team to develop revenue-generating business relationships for the Company. If the team is unsuccessful in its efforts, the business could fail.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2003 VS. THREE MONTHS ENDED DECEMBER 31, 2002
The Company recorded a net loss of $270,499 for the three months ended December 31, 2003 as compared to a net loss of $104,279 for the period December 31, 2002. This represents a loss per common share of $(.01) for the three months ended December 31, 2003 on basic and diluted shares outstanding of 48,639,803, as compared to a loss per common share of $(.00) on basic and diluted shares outstanding of 29,311,697 for the three months ended December 31, 2002.

No development, production and distribution costs were incurred for the three months ended December 31, 2003. Development, production and distribution costs were $23,880 for the three months ended December 31, 2002.

General and administrative expenses increased to $249,931 for the three months ended December 31, 2003, from $64,200, for the three months ended December 31, 2002. The increase in these costs relates to an increase in other general corporate overhead, such as legal expenses, marketing and professional fees. These costs are anticipated to continue to grow as the Company’s planned production and marketing of properties continues.

Other net operating expenses totaled $20,568, for the three months ended December 31, 2003 as compared to $2,500, for the three months ended December 31, 2002. Amounts for both quarters consist entirely of interest expense.

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

LIQUIDITY AND CAPITAL RESOURCES
To date, the Company has funded its operations by the sale of common stock and by loans from officers, shareholders and other investors. Between April 1, 1998 and December 31, 2003, Earthworks incurred operating losses totaling $13,498,608. As a result, at December 31, 2003, the Company had a working capital deficit of $472,422. Additionally, the Company is in default in certain of its convertible debentures. The Company’s ability to continue as a going concern and its future success will be dependent upon its ability to raise capital in the near term to:

(1) satisfy Earthworks’ current obligations,
(2) continue the development of properties and projects, and
(3) implement its plans to market the properties and projects.

Management believes that it will be able to complete the necessary steps in order to meet Earthworks’ cash flow requirements throughout fiscal 2004 and to continue its development and commercialization efforts. Management's plans in this regard include the following:

(1) Management presently has ongoing negotiations regarding a number of financing alternatives, primarily the private sale of equity and/or convertible debt. Management believes that one or more financings will be successfully closed and provide the working capital necessary to maintain the current visibility and development of show properties until the Company can obtain cash flow from revenues.

(2) In addition to the above financing activities, the following business initiatives are also ongoing and are expected to provide additional working capital to the Company:

(A) On June 15, 2003 the Company appointed Peter Keefe as the Company's Chief Executive Officer. Management believes Mr. Keefe's network of global contacts, associations and affiliations in the children's and family entertainment and licensing industries will connect the Company with a uniquely broad, and extremely valuable, base of exciting revenue generating marketing opportunities.

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

ITEM 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Peter Keefe, our Chief Executive Officer, and William Campbell, our Chief Financial Officer, carried out an evaluation of the effectiveness of Earthworks’ disclosure controls and procedures as of December 31, 2003. Pursuant to Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Earthworks in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Earthworks is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Messrs’ Keefe and Campbell concluded that Earthworks’ system of disclosure controls and procedures was effective as of December 31, 2003 for the purposes described in this paragraph.

Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the first quarter of Earthworks’ 2004 fiscal year that has materially affected or is reasonably likely to materially affect Earthworks’ internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
The Company issued common stock of $103,000 during the three months ended December 31, 2003.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the three months ended December 31, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
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

As of December 11, 2003, Computershare Trust Company, Inc. provided the following proxy count of all outstanding votable shares for all proposals voted at the Special Meeting of Shareholders held on November 24, 2003:

Proposal #1 INCREASE THE NUMBER OF AUTHORIZED COMMON SHARES
For	25,211,662
Against	860,888
Abstain	2,580

Proposal #2 PAR VALUE CHANGE - COMMON STOCK
For	24,792,327
Against	461,457
Abstain	821,346

Proposal #3 CHANGE THE NAME OF THE COMPANY TO EARTHWORKS ENTERTAINMENT, INC.
For	25,937,500
Against	26,480
Abstain	111,150

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-QSB.

EXHIBIT NUMBER REFERENCE	DESCRIPTION
31a	Rule 13a-14(a) Certification - Chief Executive Officer

31b	Rule 13a-14(b) Certification - Chief Financial Officer

32b	Rule 13a-14(b) Certification - Chief Executive Officer

32b	Rule 13a-14(b) Certification - Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Earthworks Entertainment, Inc.

Dated: February 13, 2006	/s/ Peter Keefe
Peter Keefe, Chief Executive Officer

Dated: February 13, 2006	/s/ William H. Campbell
William H. Campbell, Chief Financial Officer