Form 10QSB
period 2005-12-31
EARTHWORKS ENTERTAINMENT INC
filed 2006-02-14
CIK 820789

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

(310) 589-3985
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
February 13, 2006
Common Voting Stock: 67,705,894

Transitional Small Business Disclosure Format (check one):
Yes	No	X

PART I FINANCIAL STATEMENTS

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheet as of December 31, 2005	2

Consolidated Statements of Operations for the Three Months Ended December 31, 2005 and December 31, 2004 (As Restated) and April 1, 1998 (Inception) to December 31, 2005	3

Consolidated Statement of Cash Flows for the Three Months Ended December 31, 2005 and December 31, 2004 (As Restated) and April 1, 1998 (Inception) to December 31, 2005	4

Notes to the Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operations	12

Item 3. Controls and Procedures	14

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities	14

Item 6. Exhibits	14

Signature Page	15

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005
(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$37,273
Prepaid financing costs	98,180
Other current assets	8,049
Total Current Assets	143,502

Production costs	1,711,430
Property and equipment, net of accumulated depreciation of $575	575

Total Assets	$1,855,507

LIABILITIES & NET CAPITAL DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$85,517
Accrued salaries	310,191
Accrued interest	44,083
Accrued interest to officers	30,113
Convertible debentures, net of discount of $52,093	1,283,680
Convertible debentures, payable to officers	200,000
Total Current Liabilities	1,953,584

Minority Interest	551,104

Net Capital Deficiency
Common stock, par value $.0015 per share; authorized 100,000,000 shares, 66,705,894 shares issued and outstanding	100,059
Convertible preferred stock, authorized 1,000,000 shares,par value $10.00; no shares issued and outstanding	--
Additional paid in capital	16,349,824
Members’ capital	1,367,660
Stock subscription receivable	(216,633)
Prepaid consulting fees	(105,896)
Deferred compensation	(32,083)
Deficit accumulated during development stage	(18,112,112)
Total Net Capital Deficiency	(649,181)

Total Liabilities and Net Capital Deficiency	$1,855,507

See notes to consolidated financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		April 1, 1998 (Inception) To December 31,
	2005	2004	2005
		(As Restated)

Net revenues	--	--	--

Direct Costs and Expenses:
Production costs	--	--	2,474,445
General and administrative	405,650	289,784	13,417,053
Depreciation and amortization	96	96	133,498
Total Costs and Expenses	405,746	289,880	16,024,996

Loss from operations before other expenses and provisions for income taxes	(405,746)	(289,880)	(16,024,996)

Other Operating Income (Expense):
Interest income	942	518	13,273
Settlement income	--	--	1,345,490
Interest expense	(126,242)	(281,300)	(1,594,157)
Equity in earnings of unconsolidated subsidiary	--	--	96,774
Loss from termination of interest in unconsolidated subsidiary	--	--	(1,985,901)
Minority interest in consolidated loss	1,572	--	83,027
Loss on disposal of assets	--	--	(45,622)

Total Other Operating Income (Expense)	(123,728)	(280,782)	(2,087,116)

Operating Loss Before Income Taxes	(529,474)	(570,662)	(18,112,112)

Provision for income taxes	--	--	--

Net Loss	$(529,474)	$(570,662)	$(18,112,112)

Weighted average common shares outstanding, basic and diluted	66,705,894	63,118,173

Loss per common share, basic and diluted	$(.01)	$(.01)

See notes to consolidated financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended December 31,		April 1, 1998 (Inception) To December 31,
	2005	2004	2005
		(As Restated)
Cash flows from operating activities:
Net Loss	$(529,474)	$(570,662)	$(18,112,112)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	96	96	133,497
Amortization of prepaid consulting fees paid with equity	71,037	70,204	294,447
Amortization of deferred compensation paid with equity	17,500	17,500	87,500
Amortization of loan discount	22,661	251,671	1,078,857
Amortization of prepaid financing costs	68,000	--	173,820
Loan fees	--	--	25,000
Loss on abandonment of equipment	--	--	45,622
Stock based compensation and expenses paid with equity	--	52,500	8,633,122
Minority interest in loss of consolidated subsidiary	(1,572)	--	(83,027)
Equity in earnings of unconsolidated subsidiary	--	--	(96,774)
Settlement income relating to stock	--	--	(1,504,150)
Loss on termination of interest in unconsolidated subsidiary	--	--	1,985,909
Changes in assets and liabilities:
Deferred charges and other current assets	3,282	(16,355)	493,434
Production costs	(89,473)	(25,117)	(1,689,246)
Accounts payable and accrued expenses	35,337	(25,162)	781,437
Other liabilities	136,420	71,850	1,008,968
Net cash and cash equivalents used in operating activities	(266,186)	(173,475)	(6,743,696)

Cash flows from investing activities:
Investment in intangible assets	--	--	(90,481)
Investment in property and equipment	--	--	(68,528)
Advance on production rights	--	--	(337,500)
Investment in subsidiary paid through warrants	--	--	(1,850,000)
Net cash and cash equivalents used in investing activities	--	--	(2,346,509)

Cash flows from financing activities:
Net proceeds from issuance of common stock	--	--	4,798,911
Proceeds from investment in subsidiary	--	--	2,477,075
Proceeds from loans	170,000	50,000	1,830,213
Advances from officers and stockholders	--	--	400,954
Repayment of loans	--	--	(379,675)
Net cash and cash equivalents provided by financing activities	170,000	50,000	9,127,478

Net increase (decrease) in cash and cash equivalents	(96,186)	(123,475)	37,273

Cash and cash equivalents, Beginning of Period	133,459	142,734	--

Cash and cash equivalents, End of Period	$37,273	$19,259	$37,273

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$--	$--	$--

Income taxes paid	$--	$--	$--

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended December 31, 2005, the Company had the following non-cash investing and financing activity:

Debt discount relating to issuance of warrants and beneficial conversion of convertible debentures payable		$47,779

During the three months ended December 31, 2004, the Company had the following non-cash investing and financing activities:

Issuance of 590,000 shares of common stock to settle bridge notes and accrued interest		$71,775

Issuance of 250,000 shares of common stock and 1,300,000 warrants for prepaid consulting		$52,500

Debt discount relating to issuance of warrants and beneficial conversion of convertible debentures payable		$46,040

See notes to consolidated financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION:
The accompanying unaudited consolidated financial statements of Earthworks Entertainment, Inc. (“the Company” or “Earthworks”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the annual report for Form 10-KSB for the year ended September 30, 2005. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006.

NOTE 2 GOING CONCERN
To date, the Company has funded its operations by the sale of common stock and by loans from officers, shareholders and other investors. Between April 1, 1998 and December 31, 2005, Earthworks incurred operating losses totaling $18,112,112. As a result, at December 31, 2005, the Company had a working capital deficit of $1,810,082. Additionally, the Company is in default in certain of its convertible debentures. The Company’s ability to continue as a going concern and its future success will be dependent upon its ability to raise capital in the near term to:

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

NOTE 3 RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS
The Company restated its financial statements for the three months ended December 31, 2004. The restated financial results reflect the following errors:

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

	Three Months Ended December 31, 2004
	As Reported	As Restated

Net Revenues	$--	$--
Accumulated Deficit	$(16,404,524)	$(15,643,093)
Net Loss	$(337,803)	$(570,662)
Loss Per Share	$(.01)	$(.01)
Total Assets	$2,056,589	$68,606

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 LOSS PER COMMON SHARE, BASIC AND DILUTED
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

Net loss per diluted share for the three months ended December 31, 2005 and 2004 exclude the following common stock equivalents because their effect is anti-dilutive:

	December 31,	December 31,
	2005	2004
Stock Options	950,000	750,000
Stock Warrants	16,025,075	7,455,615
Convertible debt, if converted	19,338,834	16,875,000

Total	36,313,909	25,080,615

NOTE 5 REVENUE RECOGNITION
The Company will recognize television programming revenue from the distribution of its animated shows and related products when earned and reasonably estimable in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) 00-2 - “Accounting by Producers of Distributors of Films.” The following conditions must be met in order to recognize revenue in accordance with SOP 00-2:

•	Persuasive evidence of sale or licensing arrangement with customer exists;

•	the television programming is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

•	the license period of the arrangement has begun and customer can begin its exploitation, exhibition or sale;

•	the arrangement fee is fixed or determinable; and

•	the collection of arrangement fee is reasonably assured.

The Company has utilized margin normalization, such as with merchandise or home video expenses, in accordance with the provisions of SOP 00-2. This may result in the utilization of budgeted or forecasted information to calculate an ultimate lifetime expense margin, rather than actual costs incurred if it is deemed to be more accurate reflection of the Company’s participation. These expense estimates are reviewed and may be adjusted periodically to ensure that the Company’s participation is proper.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 PRODUCTION COSTS
Production costs are charged to operations over the effective period of each agreement. Production costs anticipated to be charged to operations during the next year are classified as current assets. During the three months ended December 31, 2005 and 2004, the Company capitalized $89,473 and $25,117,  respectively,  in production costs. At December 31, 2005, the Company had capitalized a total of $1,711,430 in production costs. These costs have been classified as non-current assets because it is anticipated that the costs will not be charged to operations until fiscal 2007.

The Company capitalizes its film production costs in accordance with SOP 00-2. Film production costs include costs to develop and produce animated television programs. In the event production costs do not result in the generation of revenue, such costs will be fully expensed after three years.

Once a production is released, capitalized production costs will be amortized in the proportion that the revenue during the period for each production bears to the estimated revenue to be received from all sources under the individual-film-forecast-computation method as defined in SOP 00-2. The amount of production costs that are amortized each quarter depends on how much future revenue is expected to be received from each production. The Company will make certain estimates and judgments of future gross revenues to be received for each production based on information received from historical results and management’s knowledge of the industry. Estimates of anticipated total gross revenues will be reviewed periodically and may be revised if necessary. A change to the estimate of gross revenues for an individual production may result in an increase or decrease to the percentage of amortization of capitalized production costs relative to a previous period. Unamortized production costs are compared with net realizable value each reporting period on a production-by-production basis. If estimated remaining gross revenues are not sufficient to recover the unamortized production costs, the unamortized production costs will be written down to fair value.

NOTE 7 STOCK OPTIONS
A summary of the stock option activity for the three months ended December 31, 2005 and 2004, all of which were nonqualified stock options, is set forth below:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding at October 1, 2004	950,000	$.250
Granted	--	--
Exercised	--	--
Canceled	--	--
Outstanding at December 31, 2004	950,000	$.250

Outstanding at October 1, 2004	950,000	$.250
Granted	--	--
Exercised	--	--
Canceled	--	--
Outstanding at December 31, 2004	950,000	$.250

Exercisable at December 31, 2005	950,000	$.250

The per share weighted average remaining life of the options outstanding at December 31, 2005 is .5 years.

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

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 STOCK OPTIONS (CONTINUED)

	December 31,	December 31,
	2005	2004

Net loss:
As reported	$(529,474)	$(570,662)
Proforma	$(532,049)	$(573,223)

Earnings Per Share:
As reported	$(.01)	$(.01)
Proforma	$(.01)	$(.01)

NOTE 8 COMMON STOCK WARRANTS
Summaries of the warrant activity for the three months ended December 31, 2005 and 2004 are set forth below:

	NUMBER OF WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding at October 1, 2004	10,939,189.61
Granted	166,667.15
Exercised	--	--
Canceled or Expired	(3,650,241)	1.50
Outstanding at December 31, 2004	7,455,615	$.16

Outstanding at October 1, 2005	15,713,075.18
Granted	312,000.13
Exercised	--	--
Canceled or Expired	--	--
Outstanding at December 31, 2005	16,025,075	$.18

NOTE 9 CONVERTIBLE DEBENTURES
CONVERTIBLE DEBENTURES TO RELATED PARTIES
On November 15, 2005, the Company issued $70,000 of convertible debentures to related parties that are investors in Z-Force Enterprises, LLC, due six months from the date of the notes. The notes are convertible into shares of the Company’s common stock at the price offered to investors for the next financing. The notes bear interest at 8% per annum and the note holders received 42,000 common stock warrants to purchase one share of the Company’s common stock at $.01 per share.

In connection with the issuance of $70,000 of convertible debentures, $4,296 has been allocated to the value of the attached warrants. The estimated fair value of the warrants of $4,296 was allocated to paid-in capital. The resulting debt discount is being amortized on a straight-line basis over the term of the debentures.

CONVERTIBLE DEBENTURES TO OUTSIDE INVESTORS
On December 19, 2005, the Company issued a $100,000 convertible debenture to an investor, due nine months from the date of the note. The note is convertible into shares of the Company’s common stock at $.075 per share. The note bears interest at 8% per annum and the note holder received 270,000 common stock warrants to purchase one share of the Company’s common stock at $.15 per share.

In connection with the issuance of $100,000 of convertible debenture, $43,483 has been allocated to the beneficial conversion feature and the value of the attached warrants. The estimated fair value of the warrants of $15,225 and the intrinsic value of the beneficial conversion feature of $28,258 were allocated to paid-in capital. The resulting debt discount is being amortized on a straight-line basis over the term of the debenture.

INTEREST EXPENSE AND VALUATION
During the three months ended December 31, 2005 and 2004, $126,242 and $281,300, respectively, was recorded in the accompanying statements of operations as interest expense. Of those amounts, $22,661 for December 31, 2005 and $251,671 for December 31, 2004 is the result of amortization of the beneficial conversion features and the estimated fair value of warrants.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 CONVERTIBLE DEBENTURES (CONTINUED)

INTEREST EXPENSE AND VALUATION (CONTINUED)
The estimated fair values of the common stock warrants issued were calculated as of the dates of each respective grant, using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 121% to 183%, risk-free interest rate of 4.4% to 4.5% and expected warrant life of three to five years.

NOTE 10 SUBSEQUENT EVENTS
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW
Earthworks Entertainment, Inc. (“the Company or Earthworks”) was incorporated under the laws of Delaware on December 3, 1986. Earthworks is a development stage company, as it has not recorded any revenue since inception. The Company recorded a net loss of $529,474 for the three months ended December 31, 2005 and a net loss of $570,662 for the three months ended December 31, 2004.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2005 VS. THREE MONTHS ENDED DECEMBER 31, 2004
The Company recorded a net loss of $529,474 for the three months ended December 31, 2005 as compared to a net loss of $570,662 for the period December 31, 2004. This represents a loss per common share of $(.01) for the three months ended December 31, 2005 on basic and diluted shares outstanding of 66,705,894, as compared to a loss per common share of $(.01) on basic and diluted shares outstanding of 63,118,173 for the three months ended December 31, 2004. The Company anticipates that revenue will be generated from its current production activities and from the commercial exploitation of these projects during fiscal 2006 as the projects currently in production are introduced into the marketplace.

Development, production and distribution costs of $89,473 were capitalized for the three months ended December 31, 2005 compared to $25,117 capitalized for the three months ended December 31, 2004. These costs primarily relate to direct production costs incurred during the quarters for the Company’s Z-Force project. These costs were deferred as they are expected to be recoverable from future revenue anticipated from this project.

General and administrative expenses increased to $405,650 for the three months ended December 31, 2005 from $289,784, for the three months ended December 31, 2004. The increase in these costs relates to an increase in other general corporate overhead, such as accounting and auditing fees, marketing and professional fees. These costs are anticipated to continue to grow as the Company’s planned production and marketing of properties continues.

Other net operating expenses totaled $123,728, for the three months ended December 31, 2005 as compared to $280,782, for the three months ended December 31, 2004. Interest expense decreased to $126,242, for the three months ended December 31, 2005 as compared to $281,300 for the three months ended December 31, 2004. Included in interest expense for the three months ended December 31, 2005 and 2004 is $90,661 and $251,671, respectively, which is the result of amortization of prepaid financing costs, beneficial conversion features and estimated fair value of warrants. The Company borrowed an additional $170,000 during the quarter ended December 31, 2005 and $50,000 during the quarter ended December 31, 2004.

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

Earthworks’ efforts to date have produced a network of relationships that should enable it to launch its properties and products in the global television and merchandise licensing marketplace. Earthworks is currently in negotiations regarding the distribution of nine entertainment properties. We are also in negotiations to secure other properties that we expect to have a high potential for success. Earthworks also has valuable and unique relationships with leading production, distribution and licensing groups in the global entertainment market. Earthworks has built working alliances with several outside production studios and talent pools and has identified several projects it plans to implement on a property by property basis during fiscal 2006 and beyond.

LIQUIDITY AND CAPITAL RESOURCES
To date, the Company has funded its operations by the sale of common stock and by loans from officers, shareholders and other investors. Between April 1, 1998 and December 31, 2005, Earthworks incurred operating losses totaling $18,112,112. As a result, at December 31, 2005, the Company had a working capital deficit of $1,810,082. Additionally, the Company is in default in certain of its convertible debentures. The Company’s ability to continue as a going concern and its future success will be dependent upon its ability to raise capital in the near term to:

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

ITEM 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Peter Keefe, our Chief Executive Officer, and William Campbell, our Chief Financial Officer, carried out an evaluation of the effectiveness of Earthworks’ disclosure controls and procedures as of December 31, 2005. Pursuant to Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Earthworks in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Earthworks is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Messrs’ Keefe and Campbell concluded that Earthworks’ system of disclosure controls and procedures was effective as of December 31, 2005 for the purposes described in this paragraph.

Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the first quarter of Earthworks’ 2006 fiscal year that has materially affected or is reasonably likely to materially affect Earthworks’ internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
In November 2005 the Company sold convertible debentures and common stock purchase warrants to individuals who are investors in the Company’s subsidiary, Z-Force Enterprises, LLC. The debentures and warrants were sold for the par value of the debentures. The sale was exempt pursuant to Section 4(2) of the Securities Act since the sale was not made in a public offering and was made to individuals who had access to detailed information about Earthworks and were acquiring the securities for their own account. There was no underwriter.

In December 2005 the Company sold a convertible debenture and common stock purchase warrants to an unrelated party. The debenture and warrants were sold for the par value of the debenture. The sale was exempt pursuant to Section 4(2) of the Securities Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Earthworks and was acquiring the securities for his own account. There was no underwriter.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the three months ended December 31, 2005.

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-QSB.

EXHIBIT NUMBER REFERENCE	DESCRIPTION
31a	Rule 13a-14(a) Certification - Chief Executive Officer

31b	Rule 13a-14(b) Certification - Chief Financial Officer

32b	Rule 13a-14(b) Certification - Chief Executive Officer

32b	Rule 13a-14(b) Certification - Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Earthworks Entertainment, Inc.

Dated: February 13, 2006	By: /s/ Peter Keefe
Peter Keefe, CEO/President

Dated: February 13, 2006	By: /s/ William H. Campbell
William H. Campbell, Chief Financial Officer