Form 10QSB
period 2006-03-31
EARTHWORKS ENTERTAINMENT INC
filed 2006-05-15
CIK 820789

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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
May 12, 2006
Common Voting Stock: 67,705,894

Transitional Small Business Disclosure Format (check one):

Yes	No	X

PART I FINANCIAL STATEMENTS

Item 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheet as of March 31, 2006	2

	Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and March 31, 2005 (As Restated)	3

	Consolidated Statements of Operations for the Six Months Ended March 31, 2006 and March 31, 2005 (As Restated) and April 1, 1998 (Inception) to March 31, 2006	4

	Consolidated Statement of Cash Flows for the Nine Months Ended March 31, 2006 and March 31, 2005 (As Restated) and April 1, 1998 (Inception) to March 31, 2006	5

	Notes to the Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Controls and Procedures	15

PART II OTHER INFORMATION

Item 6.	Exhibits	16

Signature Page		17

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
MARCH 31, 2006
(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$2,959
Deferred financing costs	30,180
Other current assets	8,498
Total Current Assets	41,637

Production costs	1,751,917
Property and equipment, net of accumulated depreciation of $671	479

Total Assets	$1,794,033

LIABILITIES & NET CAPITAL DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$229,762
Accrued salaries	417,791
Deferred revenue	22,534
Accrued interest	77,099
Accrued interest to officers	35,857
Convertible debentures, net of discount of $28,130	1,307,643
Convertible debentures, payable to officers	200,000
Total Current Liabilities	2,290,686

Minority Interest	549,771

Net Capital Deficiency
Common stock, par value $.0015 per share; authorized 100,000,000 shares, 67,705,894 shares issued and outstanding	101,559
Convertible preferred stock, authorized 1,000,000 shares, par value $10.00; no shares issued and outstanding	--
Additional paid in capital	16,403,324
Members’ capital	1,367,660
Stock subscription receivable	(216,633)
Prepaid consulting fees	(85,185)
Deferred compensation	(14,583)
Deficit accumulated during development stage	(18,602,566)
Total Net Capital Deficiency	(1,046,424)

Total Liabilities and Net Capital Deficiency	$1,794,033

See notes to consolidated financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
		(As Restated)

Net revenues	$--	$--

Direct Costs and Expenses:
General and administrative	361,620	565,346
Depreciation and amortization	96	96
Total Costs and Expenses	361,716	565,442

Loss from operations before other expenses and provisions for income taxes	(361,716)	(565,442)

Other Operating Income (Expense):
Interest income	652	4,630
Interest expense	(130,723)	(284,276)
Minority interest in consolidated loss	1,333	70,660

Total Other Operating Income (Expense)	(128,738)	(208,986)

Net Loss	$(490,454)	$(774,428)

Weighted average common shares outstanding, basic and diluted	67,489,227	64,389,763

Loss per common share, basic and diluted	$(.01)	$(.01)

See notes to consolidated financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			April 1, 1998
	Six Months Ended		(Inception)
	March 31,		To March 31,
	2006	2005	2006
		(As Restated)

Net revenues	$--	$--	$--

Direct Costs and Expenses:
Production costs	--	--	2,474,445
General and administrative	767,270	855,130	13,778,673
Depreciation and amortization	192	192	133,594
Total Costs and Expenses	767,462	855,322	16,386,712

Loss from operations before other expenses and provisions for income taxes	(767,462)	(855,322)	(16,386,712)

Other Operating Income (Expense):
Interest income	1,594	5,148	13,925
Settlement income	--	--	1,345,490
Interest expense	(256,965)	(565,576)	(1,724,880)
Equity in earnings of unconsolidated subsidiary	--	--	96,774
Loss from termination of interest in unconsolidated subsidiary	--	--	(1,985,901)
Minority interest in consolidated loss	2,905	70,660	84,360
Loss on disposal of assets	--	--	(45,622)
Total Other Operating Income (Expense)	(252,466)	(489,768)	(2,215,854)

Net Loss	$(1,019,928)	$(1,345,090)	$(18,602,566)

Weighted average common shares outstanding, basic and diluted	67,093,257	64,126,102

Loss per common share, basic and diluted	$(.02)	$(.02)

See notes to consolidated financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

			April 1, 1998
	Six Months Ended		(Inception)
	March 31,		To March 31,
	2006	2005	2006
		(As Restated)

Cash flows from operating activities:
Net Loss	$(1,019,928)	$(1,345,090)	$(18,602,566)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	192	191	133,593
Amortization of prepaid consulting fees paid with equity	91,748	110,413	315,158
Amortization of deferred compensation paid with equity	35,000	35,000	105,000
Amortization of loan discount	46,624	513,181	1,102,820
Amortization of prepaid financing costs	136,000	--	241,820
Loan fees	--	--	25,000
Loss on abandonment of equipment	--	--	45,622
Stock based compensation and expenses paid with equity	--	52,500	8,633,122
Minority interest in loss of consolidated subsidiary	(2,905)	(70,660)	(84,360)
Equity in earnings of unconsolidated subsidiary	--	--	(96,774)
Settlement income relating to stock	--	--	(1,504,150)
Loss on termination of interest in unconsolidated subsidiary	--	--	1,985,909
Changes in assets and liabilities:
Deferred charges and other current assets	2,833	(9,727)	492,985
Production costs	(129,960)	(613,233)	(1,729,733)
Accounts payable and accrued expenses	179,582	6,985	925,682
Other liabilities	305,314	91,868	1,177,862
Net cash and cash equivalents used in operating activities	(355,500)	(1,228,572)	(6,833,010)

Cash flows from investing activities:
Investment in intangible assets	--	--	(90,481)
Investment in property and equipment	--	--	(68,528)
Advance on production rights	--	--	(337,500)
Investment in subsidiary paid through warrants	--	--	(1,850,000)
Net cash and cash equivalents used in investing activities	--	--	(2,346,509)

Cash flows from financing activities:
Net proceeds from issuance of common stock	55,000	--	4,853,911
Proceeds from investment in subsidiary	--	2,477,075	2,477,075
Proceeds from loans	170,000	50,000	1,830,213
Advances from officers and stockholders	--	--	400,954
Repayment of loans	--	--	(379,675)
Net cash and cash equivalents provided by financing activities	225,000	2,527,075	9,182,478

Net increase (decrease) in cash and cash equivalents	(130,500)	1,298,503	2,959

Cash and cash equivalents, Beginning of Period	133,459	142,731	--

Cash and cash equivalents, End of Period	$2,959	$1,441,234	$2,959

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$--	$--	$94,004

Income taxes paid	$--	$--	$--

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended March 31, 2006, the Company had the following non-cash investing and financing activity:

Debt discount relating to issuance of warrants and beneficial conversion of convertible debentures payable		$47,779

During the six months ended March 31, 2005, the Company had the following non-cash investing and financing activities:

Issuance of 590,000 shares of common stock to settle bridge notes and accrued interest		$71,775

Issuance of 250,000 shares of common stock and 1,300,000 warrants for prepaid consulting		$52,500

Debt discount relating to issuance of warrants and beneficial conversion of convertible debentures payable		$46,040

Issuance of common stock in exchange for stock subscription receivable		$197,633

Issuance of warrant in connection with investment in Z-Force		$475,284

See notes to consolidated financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION:
The accompanying unaudited consolidated financial statements of Earthworks Entertainment, Inc. (“the Company” or “Earthworks”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the annual report for Form 10-KSB for the year ended September 30, 2005. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006.

NOTE 2 GOING CONCERN
To date, the Company has funded its operations by the sale of common stock and by loans from officers, shareholders and other investors. Between April 1, 1998 and March 31, 2006, Earthworks incurred losses totaling $18,602,566. As a result, at March 31, 2006, the Company had a working capital deficit of $2,249,049. Additionally, the Company is in default in certain of its convertible debentures. The Company’s ability to continue as a going concern and its future success will be dependent upon its ability to raise capital in the near term to:

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

NOTE 3 RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS
The Company restated its financial statements for the three and six months ended March 31, 2005. The restated financial results reflect the following errors:

Proper allocation of proceeds from convertible debentures pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.”

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

	Three Months Ended		Six Months Ended
	March 31, 2005		March 31, 2005
	As Reported	As Restated	As Reported	As Restated

Net Revenues	$49,637	$--	$49,637	$--
Accumulated Deficit	$(16,827,677)	$(16,417,522)	$(16,827,677)	$(16,417,522)
Net Loss	$(423,152)	$(774,428)	$(760,855)	$(1,345,090)
Loss Per Share	$(.01)	$(.01)	$(.01)	$(.02)
Total Assets	$4,102,276	$2,087,853	$4,102,276	$2,087,853

NOTE 4 INVESTMENT IN Z-FORCE ENTERPRISES, LLC
At March 31, 2006, the Company recorded minority interest in consolidated subsidiary of $549,771 representing the minority member’s 25.6% interest in the Company’s subsidiary, Z-Force Enterprises, LLC. Included in minority interest in consolidated subsidiary is $2,905 and $70,660, representing the minority interest’s share of the consolidated loss for the six months ended March 31, 2006 and 2005 respectively.

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

Net loss per diluted share for the three months ended March 31, 2006 and 2005 exclude the following common stock equivalents because their effect is anti-dilutive:

	March 31,	March 31,
	2006	2005

Stock Options	600,000	400,000
Stock Warrants	16,225,075	9,666,408
Convertible debt, if converted	19,338,834	13,125,000

Total	36,163,909	23,191,408

NOTE 6 REVENUE RECOGNITION
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

The Company has utilized margin normalization, such as with merchandise or home video expenses, in accordance with the provisions of SOP 00-2. This may result in the use of budgeted or forecasted information to calculate an ultimate lifetime expense margin, rather than actual costs incurred, if it is deemed to be a more accurate reflection of the Company’s participation. These expense estimates are reviewed and may be adjusted periodically to ensure that the Company’s participation is accurately reflected.

The Company recognizes all other revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed and determinable and collectibility is reasonably assured. The Company reduces revenue for estimated customer returns and other allowances.

Deferred revenue represents royalty advances under distribution agreements. Deferred revenue has been reflected as a current liability in the accompanying balance sheet because it is anticipated that the royalties will be recognized during the next twelve months.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 PRODUCTION COSTS
Production costs are charged to operations over the effective period of each agreement. Production costs anticipated to be charged to operations during the next year are classified as current assets. During the six months ended March 31, 2006, the Company capitalized $129,960 in production costs. At March 31, 2006, the Company had capitalized a total of $1,751,917 in production costs. These costs have been classified as non-current assets because it is anticipated that the costs will not be charged to operations during the next twelve months.

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

NOTE 8 COMMON STOCK WARRANTS
Summaries of the warrant activity for the six months ended March 31, 2006 and 2005 are set forth below:

	Number Of Warrants	Weighted Average Exercise Price

Outstanding at October 1, 2004	10,939,189	$.61
Granted	3,167,991.15
Exercised	--	--
Canceled or Expired	(3,650,241)	1.50

Outstanding at March 31, 2005	10,456,939	$.16

Outstanding at October 1, 2005	15,713,075.18
Granted	512,000.14
Exercised	--	--
Canceled or Expired	--	--

Outstanding at March 31, 2006	16,225,075	$.18

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 STOCK OPTIONS
On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" (SFAS 123R). SFAS 123R revised SFAS 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company adopted FAS 123R using the "modified prospective" method, whereby fair value of all previously-granted employee stock-based arrangements that remained unvested at January 1, 2006 and all grants made on or after January 1, 2006 have been included in the Company's determination of stock-based compensation expense for the three and six months ended March 31, 2006. The Company has not restated its operating results for the three and six months ended March 31, 2005 to reflect charges for the fair value of employee stock-based arrangements.

The per share weighted average remaining life of the options outstanding at March 31, 2006 is 4.25 years.

There was no compensation expense for the three and six months ended March 31, 2006. Had compensation expense for the stock options granted been determined based on estimated fair value at the grant dates, the Company’s net loss for the six months ended March 31, 2006 and 2005 would have been increased to the pro forma amounts shown below.

	Six Months Ended		Three Months Ended
	March 31,	March 31,	March 31,
	2006	2005	2005

Net loss:
As reported	$(1,019,928)	$(1,345,090)	$(774,428)
Proforma	$(1,019,928)	$(1,345,090)	$(774,428)

Earnings Per Share:
As reported	$(.02)	$(.02)	$(.01)
Proforma	$(.02)	$(.02)	$(.01)

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 EQUITY TRANSACTIONS
On January 12, 2006, the Company issued 500,000 shares of common stock with 100,000 attached warrants in exchange for $30,000. The warrants have an exercise price of $.15 per share of common stock and expire in three years. In connection with the $30,000 stock issuance, $4,130 has been allocated to the warrants and $25,870 has been allocated to the common stock, based on their relative fair values.

On January 30, 2006, the Company issued 500,000 shares of common stock with 100,000 attached warrants in exchange for $25,000. The warrants have an exercise price of $.15 per share of common stock and expire in three years. In connection with the $25,000 stock issuance, $2,293 has been allocated to the  warrants and $22,707 has been allocated to the common stock, based on their relative fair values.

The estimated fair values of the common stock warrants issued were calculated as of the dates of each respective grant, using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 114% to 115%, risk-free interest rate of 4.4% to 4.5% and expected warrant life of three years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OVERVIEW
Earthworks Entertainment, Inc. (“the Company or Earthworks”) was incorporated under the laws of Delaware on December 3, 1986. Earthworks is a development stage company, as it has not recorded any revenue since inception. The Company recorded a net loss of $1,019,928 for the six months ended March 31, 2006 and a net loss of $1,345,090 for the six months ended March 31, 2005.

FORWARD-LOOKING STATEMENTS
This Report contains certain forward-looking statements regarding Earthworks, its business and financial prospects. These statements represent management’s present intentions and its present belief regarding the Company’s future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this report. Among the more significant factors are:

A.	Earthworks lacks the capital necessary to expand its operations.
B.	Earthworks has limited marketing relationships to date that assure it of revenue.
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 VS. THREE MONTHS ENDED MARCH 31, 2005
The Company recorded a net loss of $490,454 for the three months ended March 31, 2006 as compared to a net loss of $774,428 for the three months ended March 31, 2005. This represents a loss per common share of $(.01) for the three months ended March 31, 2006 on basic and diluted shares outstanding of 67,489,227, as compared to a loss per common share of $(.01) on basic and diluted shares outstanding of 64,389,763 for the three months ended March 31, 2005. The Company anticipates that revenue will be generated from its current production activities and from the commercial exploitation of these projects during fiscal 2006 as the projects currently in production are introduced into the marketplace.

Development, production and distribution costs of $40,487 were capitalized for the three months ended March 31, 2006 compared to $588,116 capitalized for the three months ended March 31, 2005. These costs primarily relate to direct production costs incurred for the Company’s Z-Force project. These costs were deferred as they are expected to be recoverable from future revenue anticipated from this project.

General and administrative expenses decreased to $361,620 for the three months ended March 31, 2006, from $565,346 for the three months ended March 31, 2005. The decrease is primarily related to the costs incurred during the 2005 period related to the incorporation and initial funding of Z-Force Enterprises, LLC.  These costs were not repeated during the 2006 period.

Other net operating expenses totaled $128,738, for the three months ended March 31, 2006 as compared to $208,986 for the three months ended March 31, 2005. Interest expense decreased to $130,723, for the three months ended March 31, 2006 as compared to $284,276 for the three months ended March 31, 2005. Included in interest expense for the three months ended March 31, 2006 and 2005 is $91,963 and $261,510, respectively, which is the result of amortization of prepaid financing costs, beneficial conversion features and estimated fair value of warrants.

SIX MONTHS ENDED MARCH 31, 2006 VS. SIX MONTHS ENDED MARCH 31, 2005
The Company recorded a net loss of $1,019,928 for the six months ended March 31, 2006 as compared to a net loss of $1,345,090 for the six months ended March 31, 2005. This represents a loss per common share of $(.02) for the six months ended March 31, 2006 on basic and diluted shares outstanding of 67,093,257, as compared to a loss per common share of $(.02) on basic and diluted shares outstanding of 64,126,102 for the six months ended March 31, 2005. The Company anticipates that revenue will be generated from its current production activities and from the commercial exploitation of these projects during fiscal 2006 as the projects currently in production are introduced into the marketplace.

Development, production and distribution costs of $129,960 were capitalized for the six months ended March 31, 2006 compared to $613,233 capitalized for the six months ended March 31, 2005. These costs primarily relate to direct production costs incurred for the Company’s Z-Force project. These costs were deferred as they are expected to be recoverable from future revenue anticipated from this project.

General and administrative expenses decreased to $767,270 for the six months ended March 31, 2006, from $855,130 for the six months ended March 31, 2005. The decrease is primarily related to the costs incurred during the 2005 period related to the incorporation and initial funding of Z-Force Enterprises, LLC.  These costs were not repeated during the 2006 period..

Other net operating expenses totaled $252,466, for the six months ended March 31, 2006 as compared to $489,768, for the six months ended March 31, 2005. Interest expense decreased to $256,965, for the six months ended March 31, 2006 as compared to $565,576 for the six months ended March 31, 2005. Included in interest expense for the six months ended March 31, 2006 and 2005 is $182,624 and $513,181, respectively, which is the result of amortization of prepaid financing costs, beneficial conversion features and estimated fair value of warrants. The Company borrowed an additional $170,000 during the six months ended March 31, 2006 and $50,000 during the six months ended March 31, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES
To date, the Company has funded its operations by the sale of common stock and by loans from officers, shareholders and other investors. Between April 1, 1998 and March 31, 2006, Earthworks incurred losses totaling $18,602,566. As a result, at March 31, 2006, the Company had a working capital deficit of $2,249,049. Additionally, the Company is in default in certain of its convertible debentures. The Company’s ability to continue as a going concern and its future success will be dependent upon its ability to raise capital in the near term to:

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

ITEM 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Peter Keefe, our Chief Executive Officer, and William Campbell, our Chief Financial Officer, carried out an evaluation of the effectiveness of Earthworks’ disclosure controls and procedures as of March 31, 2006. Pursuant to Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Earthworks in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Earthworks is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, Messrs’ Keefe and Campbell concluded that Earthworks’ system of disclosure controls and procedures was effective as of March 31, 2006 for the purposes described in this paragraph.

Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the second quarter of Earthworks’ 2006 fiscal year that has materially affected or is reasonably likely to materially affect Earthworks’ internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

In January 2006, in exchange for $30,000, Earthworks issued 500,000 shares of common stock and three year warrants to purchase 100,000 shares of common stock at $.15 per share. The warrants were valued at $4,130 based on relative fair value calculated as of the grant date, using the Black-Scholes stock option pricing model. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to individuals who had access to detailed information about Earthworks and were acquiring the shares for their own account. There were no underwriters.

In January 2006, in exchange for $25,000, Earthworks issued 500,000 shares of common stock and three year warrants to purchase 100,000 shares of common stock at $.15 per share. The warrants were valued at $2,293 based on relative fair value calculated as of the grant date, using the Black-Scholes stock option pricing model. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an entity whose principal had access to detailed information about Earthworks and which was acquiring the shares for its own account. There were no underwriters.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the three months ended March 31, 2006

ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-QSB.

EXHIBIT NUMBER
REFERENCE	DESCRIPTION
31a	Rule 13a-14(a) Certification - Chief Executive Officer

31b	Rule 13a-14(a) Certification - Chief Financial Officer

32b	Rule 13a-14(b) Certification - Chief Executive Officer

32b	Rule 13a-14(b) Certification - Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Earthworks Entertainment, Inc.

Dated: May 12, 2006	/s/ Peter Keefe
Peter Keefe, Chief Executive Officer

Dated: May 12, 2006	/s/ William H. Campbell
William Campbell, Chief Financial Officer