Form 10KSB/A
period 2005-09-30
EARTHWORKS ENTERTAINMENT INC
filed 2006-07-26
CIK 820789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

Amendment No. 1

ThisAmendment No. 1 to the Annual Report is being filed because the Company restated its financial statements for the fiscal year ended September 30, 2005. The restated financial results correct an error in accounting for the costs of raising capital for our subsidiary, Z-Force Enterprises, LLC. These costs were erroneously recorded as an expense and have been adjusted to be properly recorded as a reduction of the member's capital of Z-Force Enterprises, LLC. This modification has resulted in changes to the financial statements that are reflected in the financial statements and throughout the amended Report.

PART I

ITEM 1. BUSINESS.

Earthworks Entertainment, Inc. was incorporated under the laws of Delaware on December 3, 1986. Earthworks is a development stage company, as it has not recorded any revenue since inception. The Company recorded a net loss of $2,362,770 for the year ended September 30, 2005 and a net loss of $1,846,323 for the year ended September 30, 2004.

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

The Company has not recorded any revenue since its inception. The Company recorded a net loss of $2,362,770 for the year ended September 30, 2005, as compared to a net loss of $1,846,323 for the year ended September 30, 2004. This represents a loss per common share of $(.04) for the year ended September 30, 2005 on basic and diluted shares outstanding of 65,020,301 as compared to a loss per common share of $(.03) on basic and diluted shares outstanding of 56,527,082 for the year ended September 30, 2004.

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

As a result of the aforementioned transaction, Earthwork’s profit participation in the Z-Force project decreased from 45% to 40%. Accordingly, at September 30, 2005, Earthworks recorded a minority interest in the consolidated subsidiary of $583,400, representing the book value of the minority members’ interest in Z-Force Enterprises, LLC. Earthworks’ representation rights in all licensing, distribution, production, sales and marketing remain at 100%.

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

To date, we have funded our operations by the sale of common stock and by loans from officers and certain shareholders. Between April 1, 1998 and September 30, 2005, Earthworks incurred operating losses totaling $17,435,202. As a result, at September 30, 2005, we had a working capital deficit of $1,325,975. Our ability to continue as a going concern and our future success will be dependent upon our ability to raise capital in the near term to:

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

ITEM 7. FINANCIAL STATEMENTS

The following documents are filed as part of this report:

Consolidated Financial Statements Earthworks Entertainment, Inc. and Subsidiaries	PAGES

Report of Rosenberg Rich Baker Berman and Company	F-1

Consolidated Balance Sheet of Earthworks Entertainment, Inc. and Subsidiaries as of September 30, 2005 (As Restated)	F-2

Consolidated Statements of Operations of Earthworks Entertainment, Inc. and Subsidiaries for the years ended September 30, 2005  (As Restated) and September 30, 2004 (As Restated) and for the period from April 1, 1998 (Inception) through September 30, 2005 (As Restated)
F-3

Consolidated Statements of Changes in Stockholders' Equity (Net Capital Deficiency) of Earthworks Entertainment, Inc. and Subsidiaries for the period from October 1, 1997 (Inception) to September 30, 2005 (As Restated)
F-4

Consolidated Statements of Cash Flows of Earthworks Entertainment, Inc. and Subsidiaries for the years ended September 30, 2005 (As Restated) and September 30, 2004 (As Restated) and for the period from April 1, 1998 (Inception) through September 30, 2005 (As Restated)
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

As discussed in Notes 3 and 14 to the consolidated financial statements, the accompanying consolidated balance sheet as of September 30, 2005 and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for the years ended September 30, 2005 and 2004 have been restated.

Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
January 10, 2006, except for Note 14, as to which the date is July 6, 2006

EARTHWORKS ENTERTAINMENT, INC.. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
(As Restated)

ASSETS
Current Assets:
Cash	$133,459
Prepaid financing costs	166,180
Other current assets	11,331

Total Current Assets	310,970

Production costs	1,621,957
Property and equipment	671

Total Assets	$1,933,598

LIABILITIES AND NET CAPITAL DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$50,180
Accrued salaries	209,339
Accrued interest	14,241
Accrued interest to officers	24,387
Promissory note	15,773
Convertible debentures, net of discount of $26,975	1,123,025
Convertible debentures, payable to officers	200,000

Total Current Liabilities	1,636,945

Minority interest in consolidated subsidiary	583,400

Net Capital Deficiency:
Common stock, par value $.0015 per share; authorized 100,000,000 shares, 66,705,894 shares issued and outstanding	100,059
Convertible preferred stock, authorized 1,000,000 shares,par value $10.00; no shares issued and outstanding	--
Additional paid in capital	16,302,045
Members’ Capital	1,189,500
Stock subscription receivable	(216,633)
Deferred compensation	(49,583)
Prepaid consulting fees	(176,933)
Deficit accumulated during development stage	(17,435,202)

Total Net Capital Deficiency	(286,747)

Total Liabilities and Net Capital Deficiency	$1,933,598

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(As Restated)

	For The Years Ended September 30,		From April 1, 1998 (Inception) To September 30,
	2005	2004	2005
	(As Restated)	(As Restated)	(As Restated)

Net Revenues	$--	$--	$--

Direct Costs and Expenses:

Development, production and distribution	--	121,049	2,474,445
General and administrative	1,491,549	1,280,126	12,813,236
Depreciation and amortization	383	96	133,402

Total Costs and Expenses	1,491,932	1,401,271	15,421,083

Loss from operations before other expenses and provisions for income taxes	(1,491,932)	(1,401,271)	(15,421,083)

Other Operating Income (Expense):
Interest income	9,590	1,075	12,331
Settlement income	-	-	1,345,490
Interest expense	(911,152)	(446,127)	(1,467,915)
Equity in earnings of unconsolidated
Subsidiary	-	-	96,774
Loss from termination of interest in unconsolidated subsidiary	-	-	(1,985,901)
Minority interest in consolidated loss	30,724	-	30,724
Loss on disposal of assets	-	-	(45,622)

Total Other Operating Income (Expense)	(870,838)	(445,052)	(2,014,119)

Operating (Loss) before income taxes	(2,362,770)	(1,846,323)	(17,435,202)

Provision for income taxes	-	-	-

Net (Loss)	$(2,362,770)	$(1,846,323)	$(17,435,202)

Loss per common share, basic and diluted	$(0.04)	$(0.03)

Weighted average common shares outstanding, basic and diluted	65,020,301	56,527,082

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

EARTHWORKSENTERTAINMENT, INC. AND SUBSIDIARIES
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

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
FROM OCTOBER 1, 1997 TO SEPTEMBER 30, 2005
(As Restated)

	Common Stock		Deferred Compen-	Prepaid Consulting	Stock Sub- scription	Additional Paid In	Members’	Retained Earnings (Accum- ulated	Stock- holders’ Equity (Net Capital
	Shares	Amount	sation	Fees	Receivable	Capital	Capital	Deficit)	Deficency)

Balance, September 30, 2004 (As Restated)	63,347,738	$95,022	$(119,583)	$(110,413)	$(19,000)	$14,681,789	$--	$(15,072,432)	$(544,617)

Issuance of shares to settle bridge notes and accrued interest	590,000	885	--	--	--	70,890	--	--	71,775

Issuance of shares for services	850,000	1,275	--	--	--	134,225	--	--	135,500

Issuance of shares for cancellation of warrants	250,000	375	--	--	--	27,125	--	--	27,500

Issuance of shares pursuant to exercise of warrants receivable	790,531	1,186	--	--	(197,633)	196,447	--	--	--

Issuance of shares in settlement	877,625	1,316	--	--	--	88,684	--	--	90,000

Issuance of warrants for prepaid consulting	--	--	--	(289,930)	--	289,930	--	--	--

Prepaid financing costs related to issuance of warrants	--	--	--	--	--	272,000	--	--	272,000

Issuance of warrants in connection with investment in Z-Force	--	--	--	--	--	475,284	--	--	475,284

Amortization of prepaid consulting fees	--	--	--	223,410	--	--	--	--	223,410

Amortization of deferred compensation	--	--	70,000	--	--	--	--	--	70,000

Debt discount related to issuance of warrants and beneficial conversion of convertible debentures	--	--	--	--	--	65,671	--	--	65,671

Equity of Z-Force Enterprises, LLC	--	--	--	--	--	--	1,189,500	--	1,189,500

Net loss for the year ended September 30, 2005	--	--	--	--	--	--	--	(2,362,770)	(2,362,770)

Balance, September 30, 2005 (As Restated)	66,705,894	$100,059	$(49,583)	$(176,933)	$(216,633)	$16,302,045	$1,189,500	$(17,435,202)	$(286,747)

The accompanying notes are an integral part of these financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
(As Restated)

	For The Years Ended September 30,		From April 1, 1998 (Inception) To September 30,
	2005	2004	2005
	(As Restated)	(As Restated)	(As Restated)
Cash flows from operating activities:
Net Loss	$(2,362,770)	$(1,846,323)	$(17,435,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	383	96	133,401
Amortization of prepaid consulting fees paid with equity	223,410	--	223,410
Amortization of deferred compensation paid with equity	70,000	--	70,000
Amortization of loan discount	708,011	330,685	1,056,196
Amortization of prepaid financing costs	105,820	--	105,820
Loan fees	--	--	25,000
Loss on abandonment of equipment	--	--	45,622
Stock based compensation and expenses paid with equity	135,500	399,221	8,633,122
Minority interest in loss of consolidated subsidiary	(30,724)	--	(30,724)
Equity in earnings of unconsolidated subsidiary	--	--	(96,774)
Settlement income relating to stock	--	--	(1,504,150)
Loss on termination of interest in unconsolidated subsidiary	--	--	1,985,909
Changes in assets and liabilities:
Deferred charges and other current assets	(9,464)	(24,051)	490,152
Production advances	(1,599,773)	--	(1,599,773)
Accounts payable and accrued expenses	191,819	137,268	746,100
Other liabilities	--	178,239	872,548

Net cash used in operating activities	(2,567,788)	(824,865)	(6,279,343)

Cash flows from investing activities:
Investment in intangible assets	--	--	(90,481)
Investment in property and equipment	--	(1,150)	(68,528)
Advance on production rights	--	--	(337,500)
Investment in subsidiary	--	--	(1,850,000)

Net cash used in investing activities	--	(1,150)	(2,346,509)

Cash flows from financing activities:
Net proceeds from issuance of equity	--	173,000	4,798,911
Proceeds from investment in subsidiary	2,278,908	--	2,278,908
Proceeds from loans, net of offering costs	350,000	720,000	1,660,213
Advances from officers and stockholders	--	--	400,954
Repayment of loans	(70,392)	(10,570)	(379,675)

Net cash provided by financing activities	2,558,516	882,430	8,759,311

Net increase (decrease) in cash and cash equivalents	(9,272)	56,415	133,459

Cash and cash equivalents, Beginning of Period	142,731	86,316	--

Cash and cash equivalents, End of Period	$133,459	$142,731	$133,459

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$94,004	$--	$94,004
Income taxes paid	$--	$--	$--

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

At September 30, 2005, the Company recorded minority interest in consolidated subsidiary of $583,400, representing the minority member’s 25.6% interest in the Company’s subsidiary Z-Force Enterprises, LLC.

NOTE 2 - GOING CONCERN

To date, the Company has funded its operations by the sale of common stock and by loans from officers and certain shareholders. Between April 1, 1998 and September 30, 2005, Earthworks incurred operating losses totaling $17,435,202. As a result, at September 30, 2005, the Company had a working capital deficit of $1,325,975. The Company’s ability to continue as a going concern and its future success will be dependent upon its ability to raise capital in the near term to:

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

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

The Company restated its financial statements for the fiscal year ended September 30, 2004. The restated financial results correct the following errors:

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

	September 30,	September 30,
	2005	2004
	(As Restated)	(As Restated)
Net loss:
As reported	$(2,362,770)	$(1,846,323)
Proforma	$(2,371,588)	$(1,859,559)

Earnings Per Share:
As reported	$(.04)	$(.03)
Proforma	$(.04)	$(.03)

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

CONVERTIBLE DEBENTURES TO RELATED PARTIES (CONTINUED)
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

Due to the uncertainty of profitable operations, and the restrictions and limitations on the use of the Company’s net operating losses, a valuation allowance for the full amount of the deferred tax asset has been recorded. At September 30, 2005, the valuation allowance increased $1,700,000 over the preceding year.  The net operating loss carryforwards expire between 2018 and 2025.

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

NOTE 14 - RESTATEMENT OF CURRENT YEAR FINANCIAL STATEMENTS

The Company restated its financial statements for the fiscal year ended September 30, 2005. The restated financial results correct an error in accounting for the costs of raising capital for our subsidiary, Z-Force Enterprises, LLC. These costs of $198,166 were erroneously recorded as an expense and have been adjusted to be properly recorded as a reduction of the member's capital of Z-Force Enterprises, LLC.

The impact of this adjustment on the Company's financial results, as originally reported, is summarized below:

	Year Ended
	September 30, 2005
	As Reported	As Restated
Net Revenues	$--	$--
Accumulated Deficit	$(17,582,638)	$(17,435,202)
Net Loss	$(2,510,206)	$(2,362,770)
Loss Per Share	$(.04)	$(.04)
Total Assets	$1,933,598	$1,933,598

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

Tax Fees

Rosenberg Rich Baker Berman & Company does not provide tax services to the Company.

All Other Fees

Rosenberg Rich Baker Berman & Company did not bill any other fees to the Company in fiscal 2005 or fiscal 2004 for services not described above.

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

Dated: July 21, 2006

By: /s/ Peter Keefe
Peter Keefe, CEO/President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ PETER KEEFE	Chief Executive Officer,	July 21, 2006
Peter Keefe	Director

/s/ WILLIAM H. CAMPBELL	Chief Financial Officer,	July 21, 2006
William H. Campbell	Chief Accounting Officer,
Director

/s/ CATHERINE MALATESTA	Director	July 21, 2006
Catherine Malatesta