Form 10QSB
period 2006-06-30
EARTHWORKS ENTERTAINMENT INC
filed 2006-08-14
CIK 820789

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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
August 14, 2006
Common Voting Stock: 68,705,894

Transitional Small Business Disclosure Format (check one):

Yes	No	X

PART I FINANCIAL STATEMENTS

Item 1.	Financial Statements (Unaudited):

Consolidated Balance Sheet as of June 30, 2006		2

Consolidated Statements of Operations for the Three Months Ended June 30, 2006 and June 30, 2005 (As Restated)		3

Consolidated Statements of Operations for the Nine months Ended June 30, 2006 and June 30, 2005 (As Restated) and April 1, 1998 (Inception) to June 30, 2006		4

Consolidated Statement of Cash Flows for the Nine Months Ended June 30, 2006 and June 30, 2005 (As Restated) and April 1, 1998 (Inception) to June 30, 2006		5

Notes to the Consolidated Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Controls and Procedures	15

PART II OTHER INFORMATION

Item 6.	Exhibits	16

Signature Page		17

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$962
Other current assets	24,149
Total Current Assets	25,111

Production costs	1,751,917
Property and equipment, net of accumulated depreciation of $767	383

Total Assets	$1,777,411

LIABILITIES & NET CAPITAL DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$247,513
Accrued salaries	580,141
Deferred revenue	37,534
Accrued interest	108,714
Accrued interest to officers	41,811
Convertible debentures, net of discount of $19,584	1,346,249
Convertible debentures, payable to officers	200,000
Total Current Liabilities	2,561,962

Minority Interest	580,086

Net Capital Deficiency
Common stock, par value $.0015 per share; authorized 100,000,000 shares, 67,705,894 shares issued and outstanding	101,559
Convertible preferred stock, authorized 1,000,000 shares, par value $10.00; no shares issued and outstanding	--
Additional paid in capital	16,417,284
Members’ capital	1,189,500
Stock subscription receivable	(216,633)
Prepaid consulting fees	(66,959)
Deficit accumulated during development stage	(18,789,388)
Total Net Capital Deficiency	(1,364,637)

Total Liabilities and Net Capital Deficiency	$1,777,411

See notes to consolidated financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
		(As Restated)

Net revenues	$--	$--

Direct Costs and Expenses:
General and administrative	247,090	372,666
Depreciation and amortization	95	95
Total Costs and Expenses	247,185	372,761

Loss from operations before other expenses and provisions for income taxes	(247,185)	(372,761)

Other Operating Income (Expense):
Interest income	651	2,386
Interest expense	(88,134)	(247,392)
Minority interest in consolidated loss	410	8,928

Total Other Operating Income (Expense)	(87,073)	(236,078)

Net Loss	$(334,258)	$(608,839)

Weighted average common shares outstanding, basic and diluted	67,489,227	65,340,846

Loss per common share, basic and diluted	$(.01)	$(.01)

See notes to consolidated financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months Ended		April 1, 1998 (Inception)
	June 30,		To June 30,
	2006	2005	2006
		(As Restated)

Net revenues	$--	$--	$--

Direct Costs and Expenses:
Production costs	--	--	2,474,445
General and administrative	1,014,360	1,029,629	13,827,596
Depreciation and amortization	287	287	133,689
Total Costs and Expenses	1,014,647	1,029,916	16,435,730

Loss from operations before other expenses and provisions for income taxes	(1,014,647)	(1,029,916)	(16,435,730)

Other Operating Income (Expense):
Interest income	2,245	7,534	14,576
Settlement income	--	--	1,345,490
Interest expense	(345,099)	(812,968)	(1,813,014)
Equity in earnings of unconsolidated subsidiary	--	--	96,774
Loss from termination of interest in unconsolidated subsidiary	--	--	(1,985,901)
Minority interest in consolidated loss	3,315	28,857	(45,622)
Loss on disposal of assets	--	--	34,039

Total Other Operating Income (Expense)	(339,539)	(776,577)	(2,353,658)

Net Loss	$(1,354,186)	$(1,806,493)	$(18,789,388)

Weighted average common shares outstanding, basic and diluted	67,093,257	64,531,017

Loss per common share, basic and diluted	$(.02)	$(.03)

See notes to consolidated financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine months Ended		April 1, 1998 (Inception)
	June 30,		To June 30,
	2006	2005	2006
		(As Restated)

Cash flows from operating activities:
Net Loss	$(1,345,186)	$(1,806,493)	$(18,789,388)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	287	287	133,689
Amortization of prepaid consulting fees paid with equity	109,974	135,897	333,384
Amortization of deferred compensation paid with equity	49,583	52,500	119,583
Amortization of loan discount	64,722	694,006	1,120,918
Amortization of prepaid financing costs	166,180	37,820	272,000
Loan fees	--	--	25,000
Loss on abandonment of equipment	--	--	45,622
Stock based compensation and expenses paid with equity	4,408	65,500	8,637,530
Minority interest in loss of consolidated subsidiary	(3,315)	(28,857)	(34,038)
Equity in earnings of unconsolidated subsidiary	--	--	(96,774)
Settlement income relating to stock	--	--	(1,504,150)
Loss on termination of interest in unconsolidated subsidiary	--	--	1,985,909
Changes in assets and liabilities:
Deferred charges and other current assets	(12,818)	(5,176)	477,334
Production costs	(129,960)	(1,529,315)	(1,729,733)
Accounts payable and accrued expenses	197,335	246,039	943,433
Other liabilities	520,233	62,142	1,392,781
Net cash and cash equivalents used in operating activities	(387,557)	(2,075,650)	(6,666,900)

Cash flows from investing activities:
Investment in intangible assets	--	--	(90,481)
Investment in property and equipment	--	--	(68,528)
Advance on production rights	--	--	(337,500)
Investment in subsidiary paid through warrants	--	--	(1,850,000)
Net cash and cash equivalents used in investing activities	--	--	(2,346,509)

Cash flows from financing activities:
Net proceeds from issuance of common stock	55,000	--	4,853,911
Proceeds from investment in subsidiary	--	2,278,908	2,278,908
Proceeds from loans	200,060	50,000	1,860,273
Advances from officers and stockholders	--	--	400,954
Repayment of loans	--	--	(379,675)
Net cash and cash equivalents provided by financing activities	255,060	2,328,908	9,014,371

Net increase (decrease) in cash and cash equivalents	(132,497)	253,258	962

Cash and cash equivalents, beginning of period	133,459	142,731	--

Cash and cash equivalents, end of period	$962	$395,989	$962

See notes to consolidated financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$--	$--	$94,004

Income taxes paid	$--	$--	$--

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended June 30, 2006, the Company had the following non-cash investing and financing activity:

Debt discount relating to issuance of warrants and beneficial conversion of convertible debentures payable	$47,779

Vesting of common stock options in exchange for services	$4,408

During the nine months ended June 30, 2005, the Company had the following non-cash investing and financing activities:

Issuance of 590,000 shares of common stock to settle bridge notes and accrued interest	$71,775

Issuance of 250,000 shares of common stock and 2,000,000 warrants in exchange for prepaid consulting	$198,305

Debt discount relating to issuance of warrants and beneficial conversion of convertible debentures payable	$46,040

Issuance of common stock in exchange for stock subscription receivable	$197,633

Issuance of warrant in connection with investment in Z-Force	$475,284

Issuance of 733,125 shares of common stock to settle bridge notes and accrued interest	$90,000

Prepaid financing costs related to issuance of 2,666,6667 warrants	$272,000

Issuance of 100,000 shares of common stock and 400,000 warrants in exchange for prepaid consulting	$63,486

Issuance of 300,000 warrants in exchange for prepaid consulting	$36,485

See notes to consolidated financial statements.

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION:
The accompanying unaudited consolidated financial statements of Earthworks Entertainment, Inc. (“the Company” or “Earthworks”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the annual report for Form 10-KSB/A for the year ended September 30, 2005. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006.

NOTE 2 GOING CONCERN
To date, the Company has funded its operations by the sale of common stock and by loans from officers, shareholders and other investors. Between April 1, 1998 and June 30, 2006, Earthworks incurred losses totaling $18,789,388. As a result, at June 30, 2006, the Company had a working capital deficit of $2,536,851. Additionally, the Company is in default in certain of its convertible debentures. The Company’s ability to continue as a going concern and its future success will be dependent upon its ability to raise capital in the near term to:

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

NOTE 3 RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS
The Company restated its financial statements for the three and nine months ended June 30, 2005. The restated financial results reflect the following errors:

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

The Company’s subsidiary erroneously recorded the costs of raising capital as an expense rather than as a reduction of member capital.

	Three Months Ended		Nine months Ended
	June 30, 2005		June 30, 2005
	As Reported	As Restated	As Reported	As Restated

Net Revenues	$--	$--	$49,637	$--
Accumulated Deficit	$(17,249,457)	$(16,878,924)	$(17,249,457)	$(16,878,924)
Net Loss	$(421,781)	$(608,839)	$(1,182,636)	$(1,806,493)
Loss Per Share	$(.01)	$(.01)	$(.01)	$(.03)
Total Assets	$3,941,188	$2,188,223	$3,941,188	$2,188,223

NOTE 4 INVESTMENT IN Z-FORCE ENTERPRISES, LLC
At June 30, 2006, the Company recorded minority interest in consolidated subsidiary of $580,086 representing the minority member’s 25.6% interest in the Company’s subsidiary, Z-Force Enterprises, LLC. Included in minority interest in consolidated subsidiary is $3,315 and $28,857, representing the minority interest’s share of the consolidated loss for the nine months ended June 30, 2006 and 2005 respectively.

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

Net loss per diluted share for the three months ended June 30, 2006 and 2005 exclude the following common stock equivalents because their effect is anti-dilutive:

	June 30,	June 30,
	2006	2005

Stock Options	700,000	600,000
Stock Warrants	16,725,075	15,033,075
Convertible debt, if converted	19,338,834	13,125,000

Total	36,763,909	28,758,075

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

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 PRODUCTION COSTS
Production costs are charged to operations over the effective period of each agreement. Production costs anticipated to be charged to operations during the next year are classified as current assets. During the nine months ended June 30, 2006, the Company capitalized $129,960 in production costs. At June 30, 2006, the Company had capitalized a total of $1,751,917 in production costs. These costs have been classified as non-current assets because it is anticipated that the costs will not be charged to operations during the next twelve months.

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

NOTE 8 COMMON STOCK WARRANTS
Summaries of the warrant activity for the nine months ended June 30, 2006 and 2005 are set forth below:

	Number Of Warrants	Weighted Average Exercise Price

Outstanding at October 1, 2004	10,939,189	$.22
Granted	7,744,127.14
Exercised	--	--
Canceled or Expired	(3,650,241)	1.50

Outstanding at June 30, 2005	15,033,075	$.18

Outstanding at October 1, 2005	15,713,075	$.18
Granted	512,000.14
Exercised	--	--
Canceled or Expired	--	--

Outstanding at June 30, 2006	16,225,075	$.18

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 STOCK OPTIONS
On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" (SFAS 123R). SFAS 123R revised SFAS 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company adopted FAS 123R using the "modified prospective" method, whereby fair value of all previously-granted employee stock-based arrangements that remained unvested at January 1, 2006 and all grants made on or after January 1, 2006 have been included in the Company's determination of stock-based compensation expense for the three and nine months ended June 30, 2006. The Company has not restated its operating results for the three and nine months ended June 30, 2005 to reflect charges for the fair value of employee stock-based arrangements.

The per share weighted average remaining life of the options outstanding at June 30, 2006 is four years.

Compensation expense for the three and nine months ended June 30, 2006 was $4,408. Had compensation expense for the stock options granted been determined based on estimated fair value at the grant dates, the Company’s net loss for the nine months ended June 30, 2006 and 2005 and for the three months ended June 30, 2005 would have been changed to the pro forma amounts shown below.

	Nine months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Net loss:
As reported	$(1,345,186)	$(1,806,493)	$(334,258)	$(608,839)
Proforma	$(1,345,186)	$(1,815,311)	$(334,258)	$(617,657)

Earnings Per Share:
As reported	$(.02)	$(.03)	$(.01)	$(.01)
Proforma	$(.02)	$(.03)	$(.01)	$(.01)

EARTHWORKS ENTERTAINMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 DEBENTURES TO RELATED PARTIES
In May 2006, the Company issued a $30,060 debenture to a related party that is an investor in Z-Force Enterprises, LLC, due three months from the date of the note. The note bears interest at 10% per annum.

In May 2006, convertible debentures totaling $1,000,000 were amended to extend the maturity date to November 13, 2006. As part of the extension of the debentures, the exercise price for 4,500,000 warrants was reduced from $.15 to $.12. The estimated fair value of the reduction to exercise price of $9,522 has been allocated to paid-in capital. The resulting debt discount is being amortized on a straight-line basis over the extension term of six months. For the three and nine months ended June 30, 2006, $2,530 was amortized as interest expense.

In conjunction with the extension of the $1,000,000 convertible debentures, the officers also extended their $200,000 convertible debentures until November 13, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OVERVIEW
Earthworks Entertainment, Inc. (“the Company or Earthworks”) was incorporated under the laws of Delaware on December 3, 1986. Earthworks is a development stage company, as it has not recorded any revenue since inception. The Company recorded a net loss of $1,345,186 for the nine months ended June 30, 2006 and a net loss of $1,806,493 for the nine months ended June 30, 2005.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 VS. THREE MONTHS ENDED JUNE 30, 2005
The Company recorded a net loss of $334,258 for the three months ended June 30, 2006 as compared to a net loss of $608,839 for the three months ended June 30, 2005. This represents a loss per common share of $(.01) for the three months ended June 30, 2006 on basic and diluted shares outstanding of 67,489,227, as compared to a loss per common share of $(.01) on basic and diluted shares outstanding of 65,340,846 for the three months ended June 30, 2005. The Company anticipates that revenue will be generated from its current production activities and from the commercial exploitation of these projects during fiscal 2006 as the projects currently in production are introduced into the marketplace.

No development, production and distribution costs were capitalized for the three months ended June 30, 2006 as compared to $941,199 capitalized for the three months ended June 30, 2005. These costs primarily relate to direct production costs incurred for the Company’s Z-Force project. These costs were deferred as they are expected to be recoverable from future revenue anticipated from this project.

General and administrative expenses decreased to $247,090 for the three months ended June 30, 2006, from $372,666 for the three months ended June 30, 2005. The decrease is primarily related to costs incurred during the 2005 quarter related to the incorporation and initial funding of Z-Force Enterprises, LLC. These costs were not repeated during the 2006 quarter.

Other net operating expenses totaled $87,073, for the three months ended June 30, 2006 as compared to $236,078 for the three months ended June 30, 2005. Interest expense decreased to $88,134, for the three months ended June 30, 2006 as compared to $247,392 for the three months ended June 30, 2005. Included in interest expense for the three months ended June 30, 2006 and 2005 is $48,278 and $218,645, respectively, which is the result of amortization of prepaid financing costs, beneficial conversion features and estimated fair value of warrants.

NINE MONTHS ENDED JUNE 30, 2006 VS. NINE MONTHS ENDED JUNE 30, 2005
The Company recorded a net loss of $1,345,186 for the nine months ended June 30, 2006 as compared to a net loss of $1,806,493 for the nine months ended June 30, 2005. This represents a loss per common share of $(.02) for the nine months ended June 30, 2006 on basic and diluted shares outstanding of 67,093,257, as compared to a loss per common share of $(.03) on basic and diluted shares outstanding of 64,531,017 for the nine months ended June 30, 2005. The Company anticipates that revenue will be generated from its current production activities and from the commercial exploitation of these projects during fiscal 2006 as the projects currently in production are introduced into the marketplace.

Development, production and distribution costs of $129,960 were capitalized for the nine months ended June 30, 2006 compared to $1,529,315 capitalized for the nine months ended June 30, 2005. These costs primarily relate to direct production costs incurred for the Company’s Z-Force project. These costs were deferred as they are expected to be recoverable from future revenue anticipated from this project.

General and administrative expenses decreased to $1,014,360 for the nine months ended June 30, 2006, from $1,029,629 for the nine months ended June 30, 2005.

Other net operating expenses totaled $339,539, for the nine months ended June 30, 2006 as compared to $776,577, for the nine months ended June 30, 2005. Interest expense decreased to $345,099, for the nine months ended June 30, 2006 as compared to $812,968 for the nine months ended June 30, 2005. Included in interest expense for the nine months ended June 30, 2006 and 2005 is $230,902 and $812,968, respectively, which is the result of amortization of prepaid financing costs, beneficial conversion features and estimated fair value of warrants. The Company borrowed an additional $200,060 during the nine months ended June 30, 2006 and $50,000 during the nine months ended June 30, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES
To date, the Company has funded its operations by the sale of common stock and by loans from officers, shareholders and other investors. Between April 1, 1998 and June 30, 2006, Earthworks incurred losses totaling $18,789,388. As a result, at June 30, 2006, the Company had a working capital deficit of $2,536,851. Additionally, the Company is in default in certain of its convertible debentures. The Company’s ability to continue as a going concern and its future success will be dependent upon its ability to raise capital in the near term to:

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

ITEM 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Peter Keefe, our Chief Executive Officer, and William Campbell, our Chief Financial Officer, carried out an evaluation of the effectiveness of Earthworks’ disclosure controls and procedures as of June 30, 2006. Pursuant to Rule 13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Earthworks in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Earthworks is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, Messrs’ Keefe and Campbell concluded that Earthworks’ system of disclosure controls and procedures was effective as of June 30, 2006 for the purposes described in this paragraph.

Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the third quarter of Earthworks’ 2006 fiscal year that has materially affected or is reasonably likely to materially affect Earthworks’ internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the three months ended June 30, 2006.

ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-QSB.

EXHIBIT NUMBER
REFERENCE	DESCRIPTION
31a	Rule 13a-14(a) Certification - Chief Executive Officer

31b	Rule 13a-14(a) Certification - Chief Financial Officer

32a	Rule 13a-14(b) Certification - Chief Executive Officer

32b	Rule 13a-14(b) Certification - Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Earthworks Entertainment, Inc.

Dated: August 14, 2006	/s/ Peter Keefe
Peter Keefe, Chief Executive Officer

Dated: August 14, 2006	/s/ William H. Campbell
William Campbell, Chief Financial Officer